Form 10-Q
period 2016-04-30
LEPOTA INC
filed 2016-08-30
CIK 1617351

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-198808

LEPOTA INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5999 (Primary Standard Industrial Classification Number)	EIN 47-1549749 (IRS Employer Identification Number)

 5348 Vegas Dr.

Las Vegas, NV 89108

+7918 553 90 95

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 30, 2016
Common Stock: $0.001	5,000,000

2 | Page

3 | Page

LEPOTA INC.

Condensed balance Sheets as of April 30, 2016 (unaudited) and

July 31, 2015 (audited)

ASSETS	April 30, 2016 (unaudited)	July 31, 2015 (audited)
Current Assets
Checking/Savings	$ 11	$ -
Total Current Assets	$ 11	$ -

Total Assets	$ 11	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts Payable	$ 3000	$ -
Checking/Savings account (overdraft)	-	280
Loan from director	5,575	3,910
Related party loans	4,210	4,583
Total Liabilities	$ 12,785	$ 8,773

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Accumulated deficit	(17,774)	(13,773)

Total Stockholders’ Equity (Deficit)	(12,774)	(8,773)

Total Liabilities and Stockholders’ Equity	$ 11	$ 0

See accompanying notes to condensed financial statements.

4 | Page

LEPOTA INC.

Condensed statements of Operations for the three and nine months ended April 30, 2016 and 2015 (unaudited)

	Three months ended April 30, 2016	Three months ended April 30, 2015	Nine months ended April 30, 2016	Nine months ended April30, 2015
REVENUES	$ 0	$ 0	$ 0	$ 0

EXPENSES
Bank Service Charges	1	186	1	737
General and Administrative expenses	-	760	-	7,352
Professional fees	4,000	-	4,000	-
TOTAL OPERATING EXPENSES	$ 4,001	$ 946	$ 4,001	$ 8,089

LOSS FROM OPERATIONS	$ (4,001)	$ (946)	$ (4,001)	$ (8,089)

NET LOSS OPERATION ACTIVITIES	$ (4,001)	$ (946)	$ (4,001)	$ (8,089)

NET LOSS PER SHARE: BASIC AND DILLUTED	(0.00)*	(0.00)*	(0.00)*	(0.00)*
WEIGHTED AVERAGE OF SHARES	5,000,000	5,000,000	5,000,000	5,000,000

*Denotes a loss of less than $(0.01) per share.

See accompanying notes to condensed financial statements.

5 | Page

LEPOTA INC.

Condensed Statements of Cash Flows for the nine months ended

April 30, 2016 and 2015 (unaudited)

	Nine months ended April 30, 2016	Nine months ended April 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (4,001)	$ (8,089)
Accounts payable	3,000	-
Net cash used in operating activities	(1,001)	(8,089)

CASH FLOWS PROVIDED FROM FINANCIAL ACTIVITIES
Bank overdraft	(280)	18
Director Loans	1,292	4,575
Capital stock	-	-
Net cash flows provided by Financing Activities	$ 1,012	$ 4,593

Net Increase (Decrease) in Cash	$ 11	$ (3,495)

Cash at the beginning of Period	$ 0	$ 3,495
Cash at the end of Period	$ 11	$ 0

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to condensed financial statements.

6 | Page

LEPOTA INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Lepota Inc. (the "Company" or “Lepota”) was incorporated under the laws of the State of Nevada on December 9, 2013.

  Our primary business will be the import of cosmetics into the Russian Federation and distribution of the products through shops and drugstores. We have concluded agreements with InterBeauty, LLC and South Distribution Company for distribution of the products.
Company’s contact address is 5348 Vegas Dr. Las Vegas, NV 89108.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”.  The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively.  The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for the Company.

Basis of Presentation

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  The Company has elected a July 31 fiscal year end.

Fair Value of Financial Instruments

In accordance with ASC 820, the Company’s financial instruments consist of cash and cash equivalents and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

In July, 2006, the FASB issued ASC 740, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.  Under this pronouncement, the Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of the last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. ASC 740 became effective for the Company as of July 1, 2008 and had no material impact on the Company’s financial statements.

7 | Page

The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest and penalties since its inception.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2016.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Lepota Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

8 | Page

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing mergers with existing operating companies.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – DIRECTOR’S LOAN

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of April 30, 2016, the Company had a loan outstanding with the Company’s sole director in the amount of $ 5,575. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – RELATED PARTY TRANSACTIONS

On July 19, 2014 the Company issued a total of 5,000,000 shares of common stock  for cash at $0.001 per share for a total of $5,000 to Rene Lawrence.

 On July 22, 2014, the Company had a loan outstanding with the Company’s shareholder Rene Lawrence in the amount of $3,845.

 As of April 30, 2016 Company had loan outstanding with related parties in amount of $ 4,210.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

There were 5,000,000 shares of common stock issued and outstanding as of July 19, 2014.

As of April 30,2016, there were 5,000,000 shares of common stock issued and outstanding.

9 | Page

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

 The Company was not subject to any legal proceedings during the period from July 31, 2013 to April 30, 2016 and no proceedings are threatened or pending to the best of our knowledge and belief.

NOTE 8 – INCOME TAXES

As of April 30, 2016, the Company had net operating loss carry forwards of approximately $17,774 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	April 30, 2016	July 31, 2015
Federal income tax benefit attributable to:
Current Operations	$ 1,360	$ 2,864
Less: valuation allowance	(1,360)	(2,864)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2016	July 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 6,043	$ 4,682
Less: valuation allowance	(6,043)	(4,682)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $17,774 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

10 | Page

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to April 30, 2016 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

11 | Page

Three and Nine Months Period Ended April 30, 2016 and 2015

Our net loss for the three months periods ended April 30, 2016 and 2015 were $4,001 and $946. During the three months period ended April 30, 2016 and 2015 we have not generated any revenue.  Our net loss for the nine months periods ended April 30, 2016 and 2015 were $4,001 and $8,089.  During the nine months period ended April 30, 2016 and 2015 we have not generated any revenue.

The weighted average number of shares outstanding was 5,000,000 for the three and nine months period ended April 30, 2016 and 2015.

Liquidity and Capital Resources

Three Months Period Ended April 30, 2016

As at April 30, 2016, our total assets were $11. Total assets were comprised of $11 in cash and cash equivalents.  As at April 30, 2016 our current liabilities were $12,785. Stockholders’ equity was $(12,774) as of April 30, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended April 30, 2016, net cash flows used in operating activities was $1,001. For the nine months period ended April 30, 2015, net cash flows used in operating activities was $8,089.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the period nine months ended April 30, 2016 and 2015.

Cash Flows from Financing Activities

We have generated $1,012 cash flows from financing activities for the period nine months ended April 30, 2016.  For the nine months period ended April 30, 2015, net cash flows used in financing activities was $4,593.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

12 | Page

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our July 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

13 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

14 | Page

Lepota Inc.
Dated: August 29, 2016	By: /s/ IURII IURTAEV
IURII IURTAEV, President and Chief Executive Officer and Chief Financial Officer

15 | Page