Form 10-K
period 2016-07-31
LEPOTA INC
filed 2017-05-26
CIK 1617351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-198808

LEPOTA INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5999 (Primary Standard Industrial Classification Number)	EIN 47-1549749 (IRS Employer Identification Number)

5348 Vegas Dr.

Las Vegas, NV 89108

+7918 553 90 95

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of July 31, 2016, the registrant had 5,290,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 31, 2016.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

Lepota, Inc. was incorporated in the State of Nevada on December 9, 2013. We were formed to import and distribute cosmetic products in Russia.

We have identified number of Poland - based companies that produces high-quality innovative cosmetics that are not widely represented on the territory of Russia.  We haven’t yet established any contracts with these firms. We intend to distribute their products in Russia through shops and Drugstores.  We presently have a contract with a purchaser, Inter-beauty, which we believe has access to the intended market. This contract reached its expiration date on December 31, 2015. However an extension has been signed in order to prolong the same contract until December 31, 2018.

 The main material terms of concluded with Inter-beauty are:

1. Organization of long-term cooperation.

2. The SUPPLIER (Lepota Inc.) shall supply the goods of the available assortment, and the PURCHASER  (Inter-beauty) shall accept and pay for them within the periods set by this Contract.

3. The SUPPLIER shall supply the goods within 3 (three) working days after reception of order from the PURCHASER in written or electronic form subject to availability of ordered assortment at the SUPPLIER warehouse.

4. The quality of the goods to be supplied shall meet the legislation demands placed on the product quality that shall be confirmed by the availability of the appropriate certificates, conclusions, etc.

5. The Parties shall try to settle all disputes that can arise from this Contract or concerning it by means of bilateral negotiations, and in case of impossibility to reach an understanding these disputes shall be settled at Arbitration Court in the plaintiff jurisdiction.

6. Contract shall become effective from the moment of its signing by the persons authorized for it and shall now be effective up to December 31, 2018.

In addition, on November 20, 2015 we entered into an agreement with South Distributing Company (South Distributing).  The agreement is valid until December 31, 2017.  South Distributing would purchase our products on similar terms to the terms of the Inter-beauty contract.  It is the Company’s intention to sell products to both Inter-beauty and South Distributing.  The South Distributing agreement is intended to provide for additional sales, not replace the Inter-beauty agreement.  We have target companies that we aim to work with on intercontinental level. These companies are based in U.S.  and  Japan.  One American company in particular has nail accessories products that we find are not represented on the Russian market.

As of this date, we do not have any formal agreements with either of these companies based in U.S. or Japan.

We intend to search for marketable products through focus groups, which are in demand in the Russian markets nowadays and search for the firms that produce these products through out foreign markets.

We believe that products for import should be: unique, innovative, high-quality, attracting new customers to the shops and local networks, because of such product absence within the federal networks.

Our pricing model is based on the premise that the price should be the same for all territory of Russia and allow our clients to have a trading margin of at least 50 % more than have the known multi-brand manufacturers of mass-market format.

THE PRINCIPLE OF BUILDING RELATIONSHIPS WITH THE MANUFACTURER

1. To begin, we determine the type of products that has the prospects for the development of sales. (range, design, product category, price, pricing model, packaging, uniqueness and company benefits.

2. Manufacturer’s selected products are determined through our search for new businesses on international trade exhibition taking place in Bologna, Moscow, Guangzhou and Istanbul.

3. From producers who have a product suitable for all specified criteria (item 1) we take their prospectus coordinates and samples.

4. Next, we conduct focus groups through which we select the most interesting position.

5. From the manufacturer we then request price lists for these positions. When the pricing of manufacturer and our price model for a particular product coincide - communications for an appointment begin in order to discuss all the terms of the contract for the products supply.

6. Following the meetings, subject to agreements on all issues – formal supply contract is produced, we continue mutual operations including delivery of the product itself.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans;

however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of July 31, 2016, no shares of our common stock have traded.

Number of Holders

As of July 31, 2016, the 5,290,000 issued and outstanding shares of common stock were held by a total of 9 shareholders of record including our director, Iurii Iurtaev.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended July 31, 2016 and 2015.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED JULY 31, 2015 COMPARED TO FISCAL YEAR ENDED JULY 31, 2016.

Our net loss for the fiscal year ended July 31, 2015 was $8,423 compared to a net loss of $1,355 during the fiscal year ended July 31, 2016. During fiscal year ended July 31, 2015, the Company has not generated any revenue. During fiscal year ended July 31, 2016, the Company generated $4,270 in revenue.

During the fiscal year ended July 31, 2015, we incurred general and administrative expenses of $8,423 compared to $5,625 incurred during fiscal year ended July 31, 2016.

General and administrative expenses generally include legal fees, auditor and accounting expenses.

The weighted average number of shares outstanding was 5,000,000 for the fiscal year ended July 31, 2015 and 4,995,027 for the fiscal year ended July 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JULY 31, 2016 and 2015

As of July 31, 2016, our total assets were $3,837 comprised of cash and cash equivalents and our total liabilities were $11,565 comprised of advances from stockholder.

As of July 31, 2015, our total assets were zero and total liabilities consisted of advances from stockholders of $4,583, and loans from our director $3,910 and bank account overdraft of $280.  Stockholders’ equity increased from $(8,772) as of July 31, 2015 to $(7,728) as of July 31, 2016.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities for the fiscal year ended July 31, 2016 at $375.  The company generated negative cash flows from operating activities for the fiscal year ended July 31, 2015 at $8,423.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended July 31, 2016, net cash from financing activities was $3,742 consisting of shareholders loan of $1,342 and capital stock of $ 2,900 less the subscription receivable of $500.  For the fiscal year ended July 31, 2015, net cash from financing activities was $4,928 consisting of shareholder loan of 4,648 and bank overdraft of $280.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our July 31, 2016 and July 31, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

LEPOTA INC.

 (A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lepota Inc.

We have audited the accompanying balances sheets of Lepota Inc. as of July 31, 2016 and 2015 and the related statements of operations, stockholders’ equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lepota Inc. for the years ended July 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

May 16, 2017

LEPOTA INC.

BALANCE SHEETS

ASSETS	July 31, 2016	July 31, 2015
Current Assets
Cash and cash equivalents	$ 3,837	$ -

Total Current Assets	$ 3,837	$ -
Total Assets	$ 3,837	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	$ 5,625	$ 3,910
Checking/Savings account (overdraft)	-	280
Related party loans	4,210	4,583
Deferred Revenue	1,730	-

Total Liabilities	$ 11,565	$ 8,772
Commitments and contingencies
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,290,000 and 5,000,000 shares issued and outstanding respectively;	5,290	5,000
Stock Subscription Receivable	(500)	-
Additional Paid-in Capital	2,610
Accumulated deficit	(15,128)	(13,772)
Total Stockholders’ Equity	(7,728)	(8,772)

Total Liabilities and Stockholders’ Equity	$ 3,837	$ 0

See accompanying notes to financial statements.

LEPOTA INC.

STATEMENTS OF OPERATIONS

	For the Year ended July 31, 2016	For the Year ended July 31, 2015

REVENUES (Consulting Services)	$ 4,270	$ -

OPERATING EXPENSES
General and Administrative Expenses	5,625	8,423

TOTAL OPERATING EXPENSES	5,625	8,423

NET LOSS FROM OPERATIONS	(1,355)	(8,423)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (1,355)	$ (8,423)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,995,027	5,000,000

See accompanying notes to financial statements.

LEPOTA INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Inception, December 9, 2013	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share on July 31, 2014	5,000,000	5,000	-	-	5,000

Net loss	-	-	-	(5,349)	(5,349)

Balance, July 31, 2014	5,000,000	$ 5,000	$ -	$ (5,349)	$ (349)

Net loss	-	-	-	(8,423)	(8,423)

Balance, July 31, 2015	5,000,000	$ 5,000	$ -	$ (13,772)	$ (8,772)

Shares issued for cash at $0.01 per share as of July 31, 2016	240,000	290	2,610	-	2,900
Stock Subscription Receivable as of July 31, 2016	50,000	-	-		(500)
Net loss	-	-	-	(1,355)	(1,355)

Balance, July 31, 2016	5,290,000	$ 5,290	$ 2,610	$ (15,128)	$ (7,728)

See accompanying notes to financial statements.

LEPOTA INC.

STATEMENTS OF CASH FLOWS

	For the Year ended July 31, 2016	For the Year ended July 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ (1,355)	$ (8,423)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	-	-
Deferred Revenue	1,730	-
CASH FLOWS USED IN OPERATING ACTIVITIES	375	(8,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans	$ 1,342	$ 4,648
Bank overdraft	-	280
Capital Stock	2,900	-
Stock Subcription Receivable	(500)	-
CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES	3,742	4,928

NET INCREASE IN CASH	$ 4,117	$ (3,495)
Cash, beginning of period	(280)	(3,495)
Cash, end of period	$ 3,837	$ 0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

LEPOTA INC.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Lepota Inc. (the "Company" or “Lepota”) was incorporated under the laws of the State of Nevada on December 9, 2013.

 Our primary business will be the import of cosmetics into the Russian Federation and distribution of the products through shops and drugstores. We have concluded agreements with Inter-Beauty, LLC and South Distribution Company for distribution of the products.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2016.

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

NOTE 4 – DIRECTOR’S LOAN AND RELATED PARTY TRANSACTIONS

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

As of July 31, 2016, the Company had a loan outstanding with the Company’s sole director in the amount of $ 5,625. The loan is non-interest bearing, due upon demand and unsecured.

 NOTE 5 – RELATED PARTY TRANSACTIONS

On July 19, 2014 the Company issued a total of 5,000,000 shares of common stock for cash at $0.001 per share for a total of $5,000 to Rene Lawrence.

 On July 22, 2014, the Company had a loan outstanding with the Company’s shareholder Rene Lawrence in the amount of $3,845.

 As of July 31, 2016 Company had loan outstanding with related parties in amount of $ 9,835.

NOTE 5- REVENUE

Our company’s sales contracts provided for consulting services on specific dates over a specific timeline. The agreement #1 is made with Tornike Makhatch provided for a term of 7/2/2016 through 9/2/2016 for $ 5,000. The agreement #2 that was made with Marek Starek and Jacub Stanek provided for a term of 7/10/2016 through 8/01/2016 for $ 2,000.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of July 31, 2015, there were 5,000,000 shares of common stock issued and outstanding.

As of July 31, 2016 there were 240,000 shares of common stock issued at $0.01 per share for a total price of $2,400.

The company issued 50,000 additional shares at $0.01 to a shareholder Vesna Pujic as per Stock Subscription Receivable on July 15, 2016.

As of July 31, 2016, there were total of 5,290,000 shares of common stock issued and outstanding.

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

 The Company was not subject to any legal proceedings during the period from December 9, 2013 to July 31, 2016 and no proceedings are threatened or pending to the best of our knowledge and belief.

NOTE 8– INCOME TAXES

As of July 31, 2016, the Company had net operating loss carry forwards of approximately $15,128 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	July 31, 2016	July 31, 2015
Federal income tax benefit attributable to:
Current operations	$ 460	$ 2,864
Less: valuation allowance	$ (460)	$ (2,864)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2016	July 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 5,143	$ 4,682
Less: valuation allowance	$ (5,143)	$ (4,682)
Net deferred tax asset	$ 0	$ 0

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 we have analyzed our operations subsequent to July 31, 2016 to the date that the financial statements were issued and have determined that we do not have any material subsequent events to disclose other then the following:

From 08/01/ 2016 to 05/05/2017 the company issued 680,000 common shares at $0.01 per share for a total proceeds of $6,800.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2016 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of July 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at July 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Iurii Iurtaev	39	President,
Lelushenko 11, Unit 65		Chief Financial Officer,
Rostov-on-Don		Chief Executive Officer,
Russian Federation 344000		Sole Director

Rene Lawrence	36	Secretary
80 Whitmore Gardens
London NW105HJ
England, United Kingdom

Our Director Iurii Iurtaev:

 Held his offices/positions since the inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders. The officers listed are our only officers and control persons.

BACKGROUND INFORMATION ABOUT OUR OFFICER AND DIRECTOR

Iurii Iurtaev

Education:

Higher, Don State Technical University

1993-1999 Faculty – Automation and informatics

Specialty - programmer

Work

( listed in inverse chronology):

1.  2012 up to now “YuDiCom” Ltd.

Capacity: Director in sales

1.  Identification of needs of drogerie format networks.

2.  Finding of products meeting the specified conditions at foreign market. (Search of company producing necessary products is carried out by means of visit to exhibitions and by internet)

3.  Focus group realization. Determination of price model of selected products.

4.  conducting of negotiations with producing company. Determination of the product positioning at Russian market and its price model.

5.  Signing of contract at agreement of the price model and marketing from the both parties.

6.  Coordination of the first supply (name, stickering, certificates, custom clearance, delivery). Control over the next supplies.

7.  Position in Russia network. Control over brand manager work on the territory.

2.  2007-2012 “YuDiCom” LTD.

Capacity: Brand director in product promotion of “Kalina” and “Kalina Décor” concern.  Numerous contracts were negotiated during the 2010-2012 time frame.

Obligations:

1. Interaction with supplier representative.

2. Control of work of trade representatives.

3. TT monitoring.

4. Planning of annual budget.

5. Development of new territories.

6. Debit indebtedness.

7. TT training

3.  2004-2007 “Crocus” Ltd.

Capacity: Trade representative of “YuDiCom” Ltd, “Kalina” division

Obligations: Promotion of “Kalina” concern products on the basis of

“YuDiCom” Ltd. Distributor

· Work at trade sites of retail and wholesale categories, control and making orders with customers, achievement of high-quality distribution, money collection, planning of working week schedule, making of plan of visiting, monitoring of territory, search of new customers.

· Since 2995 work with all key networks dedicated for “YuDiCom” Ltd. Entering alterations into specifications, conducting of negotiations with networks on matrix expansion, making of orders with goods managers and heads, goods layout, control of merchandiser, conducting of reconciliation acts, control over debit indebtedness.

· Since 2007 Deputy brand director of marketing department on promotion of “Kalina” concern products.

Additional obligations:

- Maintenance of internal accounts.

- Control and analysis of distribution level in TT.

- Customer base administration.

4.  2003-2004 “Advertising Space” Ltd.

Capacity: Advertising manager of “Advertising Space” Ltd.

Obligations: Finding of customers, development of advertising actions, solution of set tasks.

5.  2001-2003 “Metro” Ltd.

Capacity: Administrator of shops “Headgear” in “Metro” TC and “21 Century”

Obligations: Selection of shop assistants, purchase of equipment, selection of goods group, document execution, conducting of accounting, goods acceptance, payment to suppliers for sale.

6.  1998-2005 “Funky Bit” Ltd.

Capacity: Promoter (organization and control over performing artists)

Obligations: Organization of corporate parties, promotion actions, exhibitions, festivals, conducting of negotiations with customer, accompanying of promoting artists at shows, participation in show programs. I took part in organization of events of major Russian and international companies, in election campaigns of deputies and governors.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our Treasurer and a sole director, Iurii Iurtaev; he currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on December 9, 2013 until July 31, 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Iurii Iurtaev	2015	0	0	0	0	0	0	0	0
President, Treasurer, CEO, CFO	2016	0	0	0	0	0	0	0	0
Rene Lawrence	2015	0	0	0	0	0	0	0	0
Director, Secretary	2016	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of July 31, 2016, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of July 31, 2016 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Iurii Iurtaev Lelushenko 11, Unit 65, Rostov on Don, Russia	5,000,000 shares of common stock (director)	88%

The percent of class is based on 5,710,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended July 31, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended July 31, 2016, we incurred approximately $5,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended January 31, 2016, April 30, 2016, and October 31, 2015.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEPOTA INC.
Dated: May 25, 2017	By: /s/ Iurii Iurtaev
Iurii Iurtaev, President and Chief Executive Officer and Chief Financial Officer