Form 10-Q
period 2017-04-30
LEPOTA INC
filed 2017-08-30
CIK 1617351

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of April 30, 2017, the registrant had 5,970,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 30, 2017.

2 | Page

3 | Page

LEPOTA INC.

CONDENSED BALANCE SHEETS

ASSETS	April 30, 2017	July 31, 2016
Current Assets
Cash and cash equivalents	$ 12,281	$ 3,837

Total Current Assets	$ 12,281	$ 3,837
Total Assets	$ 12,281	$ 3,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	$ 5,475	$ 5,625
Checking/Savings account (overdraft)	-	-
Related party loans	4,210	4,210
Deferred Revenue	-	1,730

Total Liabilities	$ 9,685	$ 11,565
Commitments and contingencies
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,970,000 and 5,290,000 shares issued and outstanding respectively;	5,970	5,290
Common stock subscribed	-	-
Subscription receivable	-	(500)
Additional Paid-in Capital	8,730	2,610
Accumulated deficit	(12,103)	(15,128)
Total Stockholders’ Equity	2,596	(7,728)

Total Liabilities and Stockholders’ Equity	$ 12,281	$ 3,837

See accompanying notes to financial statements.

4 | Page

LEPOTA INC.

STATEMENTS OF OPERATIONS

	Three months ended April 30, 2017	Three months ended April 30, 2016	Nine months ended April 30, 2017	Nine months ended April 30, 2016

REVENUES (Consulting Services)	$ 0	$ 0	$ 5,730	$ 0

OPERATING EXPENSES
General and Administrative Expenses	96	4,000	2,706	4,001

TOTAL OPERATING EXPENSES	96	4,000	2,706	4,001

NET INCOME/LOSS FROM OPERATIONS	(96)	(4,000)	3,024	(4,001)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (96)	$ (4,000)	$ 3,024	$ (4,001)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,587,554	5,000,000	5,370,397	5,000,000

*denotes a loss of less than $(0.01) per share

See accompanying notes to financial statements

5 | Page

LEPOTA INC.

STATEMENTS OF CASH FLOWS

	Nine months ended April 30, 2017	Nine months ended April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ 3,024	$ (4,001)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	-	3,000
Deferred Revenue	(1,730)	-
Subscription receivable	500
CASH FLOWS USED IN OPERATING ACTIVITIES	1,794	(1,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	$ (150)	$ 1,292
Bank overdraft		(280)
Capital Stock	6,800	-
CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES	6,6503,742	1,572

NET INCREASE IN CASH	$ 8,444	$ 291
Cash, beginning of period	3,837	0
Cash, end of period	$ 12,281	$ 11

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

6 | Page

LEPOTA INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2017

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
Company’s contact address is 5348 Vegas Dr. Las Vegas, NV 89108.

The results for the three months ended April 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2016, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2017 and for the related periods presented.

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

In April 30, 2017, the FASB issued ASC 740, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.  Under this pronouncement, the Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of the last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. ASC 740 became effective for the Company as of October 1, 2008 and had no material impact on the Company’s financial statements.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2017.

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

The results for the three months ended April 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2016, filed with the Securities and Exchange Commission.

 The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2017 and for the related periods presented.

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

As of April 30, 2017, the Company had a loan outstanding with the Company’s sole director in the amount of $ 5,475. The loan is non-interest bearing, due upon demand and unsecured.

9 | Page

NOTE 5 – RELATED PARTY TRANSACTIONS

 As of April 30, 2017 Company had loan outstanding with related parties in amount of $ 4,210.

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

In February, the company issued 380,000 common shares at $0.01 per share for a total price of $3,800.

As of April 30, 2017, there were total of 5,970,000 shares of common stock issued and outstanding.

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

 The Company was not subject to any legal proceedings during the period from December 9, 2013 to April 30, 2017 and no proceedings are threatened or pending to the best of our knowledge and belief.

NOTE 8 – INCOME TAXES

As of April 30, 2017, the Company had net operating loss carry forwards of approximately $12,103 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	April 30, 2017	July 31, 2016
Federal income tax benefit attributable to:
Current Operations	$ 1,028	$ 460
Less: valuation allowance	(1,028)	(460)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2017	July 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$ 4,115	$ 5,143
Less: valuation allowance	(4,115)	(5,143)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $12,103 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 we have analyzed our operations subsequent to August 5, 2017 to the date that the financial statements were issued and have determined that we do not have any material subsequent events to disclose.

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

11 | Page

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

Three and Nine Months Period Ended April 30, 2017 and 2016

Our net income/loss for the three and nine months periods ended April 30, 2017 and 2016 were $ (96) and $(4,000) and $3,024 and $(4,001). During the three months period ended April 30, 2017 and 2016 we have not generated revenue.  During the nine months period ended April 30, 2017 we have generated $5,730 in revenues from consulting services and during the nine months period ended April 30, 2016 we have not generated revenue.

The weighted average number of shares outstanding was 5,587,554 and 5,000,000 for the three months ended April 30, 2017 and 2016 and 5,370,397 and 5,000,000 for the nine months periods ended April 30, 2017 and 2016.

Liquidity and Capital Resources

Three Months Period Ended April 30, 2017

As at April 30, 2017, our total assets were $12,281 in cash and cash equivalents.  As at April 30, 2017 our current liabilities were $9,685. Stockholders’ equity was $2,596 as of April 30, 2017.

Cash Flows from Operating Activities

For the nine months period ended April 30, 2017, net cash flows used in operating activities was $1,794. For the nine months period ended April 30, 2016, net cash flows used in operating activities was $(1,001).

Cash Flows from Investing Activities

12 | Page

We have not generated cash flows from investing activities for the period nine months ended April 30, 2017 and 2016.

Cash Flows from Financing Activities

We have generated $6,650 cash flows from financing activities for the period nine months ended April 30, 2017.  For the nine months period ended April 30, 2016, net cash flows used in financing activities was $1,572.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lepota Inc.
Dated: August 29, 2017	By: /s/ IURII IURTAEV
IURII IURTAEV , President and Chief Executive Officer and Chief Financial Officer

15 | Page