Form 10-Q/A
period 2017-04-30
LEPOTA INC
filed 2017-09-01
CIK 1617351

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

*denotes a loss of less than $(0.01) per share

See accompanying notes to financial statements

5 | Page

LEPOTA INC.

STATEMENTS OF CASH FLOWS

	Nine months ended April 30, 2017	Nine months ended April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ 3,024	$ (4,001)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	-	3,000
Deferred Revenue	(1,730)	-
Subscription receivable	500
CASH FLOWS USED IN OPERATING ACTIVITIES	1,794	(1,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	$ (150)	$ 1,292
Bank overdraft		(280)
Capital Stock	6,800	-
CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES	6,650	1,572

NET INCREASE IN CASH	$ 8,444	$ 291
Cash, beginning of period	3,837	0
Cash, end of period	$ 12,281	$ 11

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

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

Lepota Inc.
Dated: August 31, 2017	By: /s/ IURII IURTAEV
IURII IURTAEV , President and Chief Executive Officer and Chief Financial Officer

15 | Page