Form 10-K
period 2018-07-31
LEPOTA INC
filed 2018-11-07
CIK 1617351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

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

As of July 31, 2018, the registrant had 6,090,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 31, 2018.

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

 As of July 31, 2018, no shares of our common stock have traded.

Number of Holders

As of July 31, 2018, the 6,090,000 issued and outstanding shares of common stock were held by a total of 24 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended July 31, 2018 and 2017.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED JULY 31, 2018 COMPARED TO FISCAL YEAR ENDED JULY 31, 2017.

Our net losses for the fiscal years ended July 31, 2018 and 2017 were $ 10,102 and $1,476. During fiscal years ended July 31, 2018 the Company did not generate any revenue and during the fiscal years ended July 31, 2017, the Company generated $5,730 in revenue.

During the fiscal year ended July 31, 2018, we incurred general and administrative expenses of $10,102 compared to $7,206 incurred during fiscal year ended July 31, 2017.

General and administrative expenses generally include legal fees, auditor and accounting expenses.

The weighted average number of shares outstanding was 5,970,328 for the fiscal year ended July 31, 2018 and 5,766,548 for the fiscal year ended July 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JULY 31, 2018 and 2017

As of July 31, 2018, our total assets were $1,378 comprised of cash and cash equivalents and our total liabilities were $12,185 comprised of advances from stockholder and accrued expenses.

As of July 31, 2017, our total assets were 7,781 and total liabilities consisted of advances from stockholders of $4,210, and loans from our director $5,625.  Stockholders’ equity decreased from $(1,904) as of July 31, 2017 to $(10,806) as of July 31, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal year ended July 31, 2018 at $(7,602).  The company generated negative cash flows from operating activities for the fiscal year ended July 31, 2017 at $(3,206).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended July 31, 2018, net cash from financing activities was $ 1,200 consisting of capital stock issued. For the fiscal year ended July 31, 2017, net cash from financing activities was $7,150 consisting of shareholder loan of (150) and capital stock of $6,800.

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

GOING CONCERN

The independent auditors' report accompanying our July 31, 2018 and July 31, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lepota, Inc.

We have audited the accompanying balance sheets of Lepota, Inc. as of July 31, 2018 and 2016 and the related statements of operations, changes in stockholder’s deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lepota, Inc. for the years ended July 31, 2018 and 2016 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

December 11, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders

Board of Directors

Lepota Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Lepota Inc. as of and for the fiscal year ended July 31, 2018 and the related statements of operations, stockholders’ equity, cash flows, and the related notes to the financial statements.

In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and the results of its operations and cash flows for the fiscal year ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/S/ Jorgensen & Co.

We have served as the Company’s auditor since 2018.

Lehi, Utah

October 25, 2018

LEPOTA INC.

BALANCE SHEETS

ASSETS	July 31, 2018	July 31, 2017
Current Assets
Cash and cash equivalents	$ 1,378	$ 7,781

Total Current Assets	$ 1,378	$ 7,781
Total Assets	$ 1,378	$ 7,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	$ 5,475	$ 5,475
Checking/Savings account (overdraft)	-	-
Related party loans	4,210	4,210
Accrued Expenses	2,500
Deferred Revenue	-	-

Total Liabilities	$ 12,185	$ 9,685
Commitments and contingencies
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,090,000 and 5,970,000 shares issued and outstanding respectively;	6,090	5,970
Stock Subscription Receivable	-	-
Additional Paid-in Capital	9,810	8,730
Accumulated deficit	(26,706)	(16,604)
Total Stockholders’ Equity	(10,806)	(1,904)

Total Liabilities and Stockholders’ Equity	$ 1,379	$ 7,781

See accompanying notes to financial statements.

LEPOTA INC.

STATEMENTS OF OPERATIONS

	For the Year ended July 31, 2018	For the Year ended July 31, 2017

REVENUES (Consulting Services)	$ -	$ 5,730

OPERATING EXPENSES
General and Administrative Expenses	10,102	7,206

TOTAL OPERATING EXPENSES	10,102	7,206

NET LOSS FROM OPERATIONS	(10,102)	(1,476)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (10,102)	$ (1,476)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,970,328	5,766,548

See accompanying notes to financial statements.

LEPOTA INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Inception, December 9, 2013	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share on July 31, 2014	5,000,000	5,000	-	-	5,000

Net loss	-	-	-	(5,349)	(5,349)

Balance, July 31, 2014	5,000,000	$ 5,000	$ -	$ (5,349)	$ (349)

Net loss for the year 2015	-	-	-	(8,423)	(8,423)

Balance, July 31, 2015	5,000,000	$ 5,000	$ -	$ (13,772)	$ (8,772)

Shares issued for cash at $0.01 per share as of July 31, 2016	240,000	290	2,610	-	2,900
Stock Subscription Receivable as of July 31, 2016	50,000	-	-		(500)
Net loss for the year 2016	-	-	-	(1,355)	(1,355)

Balance, July 31, 2016	5,290,000	$ 5,290	$ 2,610	$ (15,128)	$ (7,728)

Shares issued for cash at $0.01 per share as of July 31, 2017	680,000	680	6,120	-	6,800
Stock Subscription Receivable	50,000	50	450		500
Net loss for the year 2017	-	-	-	(1,476)	(1,476)

Balance, July 31, 2017	6,020,000	$ 6,020	9,180	$ (16,604)	$ (1,904)

Shares issued for cash at $0.01 per share as of July 31, 2018	120,000	120	1,080	-	1,200
Stock Subscription Receivable	(50,000)	(50)	(450)		(500)
Net loss for the year 2018	-	-	-	(10,102)	(10,102)

Balance, July 31, 2018	6,090,000	6,090	9,810	(26,706)	(11,306)

See accompanying notes to financial statements.

LEPOTA INC.

STATEMENTS OF CASH FLOWS

	For the Year ended July 31, 2018	For the Year ended July 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ (10,102)	$ (1,476)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Deferred Revenue	-	(1,730)
Accrued Expenses	2,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,602)	(3,206)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans	$ -	$ (150)
Bank overdraft	-	-
Sale of common shares	1,200	6,800
Stock Subcription Receivable	-	500
CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES	1,200	7,150

NET INCREASE (DECREASE) IN CASH	$ 6,402	$ 3,944
Cash, beginning of period	7,781	3,837
Cash, end of period	$ 1,379	$ 7,781

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

LEPOTA INC.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2018 and 2017

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

In July 31, 2018, the FASB issued ASC 740, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.  Under this pronouncement, the Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of the last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. ASC 740 became effective for the Company as of October 1, 2008 and had no material impact on the Company’s financial statements.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2018.

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

The results for the three months ended July 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2017, filed with the Securities and Exchange Commission.

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

As of July 31, 2018, the Company had a loan outstanding with the Company’s sole director in the amount of $ 5,475. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – RELATED PARTY TRANSACTIONS

 As of July 31, 2018 Company had loan outstanding with related parties in amount of $ 4,210.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

The Company issued 5,000,000 common shares at par value of $0.001 to Rene Lawrence, for a total price of $5,000.

As of July 31, 2017 there were 240,000 shares of common stock issued at $0.01 per share for a total price of $2,400.

The company issued 50,000 additional shares at $0.01 to a shareholder Vesna Pujic as per Stock Subscription Receivable on July 15, 2016.

During the quarter ended January 31, 2017, the company issued 680,000 common shares at $0.01 for a total price of $6,800.

In July 2018, the Company issued 120,000 common shares at $0.01 per share for a total price of $1,200.

As of July 31, 2018, there were total of 6,090,000 shares of common stock issued and outstanding.

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

 The Company was not subject to any legal proceedings during the period from December 9, 2013 to July 31, 2018 and no proceedings are threatened or pending to the best of our knowledge and belief.

NOTE 8 – INCOME TAXES

As of July 31, 2018, the Company had net operating loss carry forwards of approximately $16,604 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	July 31, 2018	July 31, 2017
Federal income tax benefit attributable to:
Current Operations	$ 2,121	$ 502
Less: valuation allowance	(2,121)	(502)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2018	July 31, 2017
Deferred tax asset attributable to:
Net operating loss carryover	$ 5,608	$ 5,645
Less: valuation allowance	(5,608)	(5,645)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $26,706 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 we have analyzed our operations subsequent to October 25, 2018 to the date that the financial statements were issued and have determined that we do not have any material subsequent events to disclose.

In August 2018 the Company issued 540,000 common shares at $0.01 for a total price of $5,400.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of July 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at July 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on December 9, 2013 until July 31, 2018.

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

CHANGE OF CONTROL

As of July 31, 2018, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of July 31, 2018 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Rene Lawrence 80 Whitmore Gardens London NW 105HJ England, United Kingdom	5,000,000 shares of common stock	82%

The percent of class is based on 6,090,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended July 31, 2018, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended July 31, 2018, we incurred approximately $5,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended January 31, 2017, April 30, 2017, and October 31, 2016.

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

LEPOTA INC.
Dated: November 7, 2018	By: /s/ Iurii Iurtaev
Iurii Iurtaev, President and Chief Executive Officer and Chief Financial Officer