Form 10-Q
period 2018-10-31
LEPOTA INC
filed 2019-03-19
CIK 1617351

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-1915008

LEPOTA INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5999 (Primary Standard Industrial Classification Number)	EIN 47-1549749 (IRS Employer Identification Number)

5348 Vegas Dr.

Las Vegas, NV 89108

+7918 553 90 95

info@lepota.company

(Address and telephone number of principal executive offices)

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of October 31, 2018, the registrant had 7,430,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 31, 2018.

2 | Page

3 | Page

LEPOTA INC.

CONDENSED BALANCE SHEETS

ASSETS	October 31, 2018 (Unaudited)	July 31, 2018
Current Assets
Cash and cash equivalents	$ 9,801	$ 1,378

Total Current Assets	9,801	1,378
Total Assets	$ 9,801	$ 1,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Checking/Savings account (overdraft)	-	-
Related party loans	$ 9,685	$ 9,685
Accrued Expenses	-	2,500

Total Liabilities	$ 9,685	$ 12,185
Commitments and contingencies
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 7,430,000 and 6,090,000 shares issued and outstanding at 10/31/18 and 7/31/18, respectively;	$ 7,430	$ 6,090
Additional Paid-in Capital	21,870	9,810
Accumulated deficit	(29,184)	(26,706)
Total Stockholders’ Deficit	(116)	(10,806)

Total Liabilities and Stockholders’ Equity	$ 9,801	$ 1,379

See accompanying notes to financial statements.

4 | Page

LEPOTA INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended October 31, 2018	Three months ended October 31, 2017

REVENUES (Consulting Services)	$ -	$ -

OPERATING EXPENSES
General and Administrative Expenses	4,978	2,850

TOTAL OPERATING EXPENSES	4,978	2,850

NET LOSS FROM OPERATIONS	(4,978)	(2,850)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (4,978)	$ (2,850)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)*	$ (0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,832,610	5,249,972

*denotes a loss of less than $(0.01) per share.

See accompanying notes to financial statements.

5 | Page

LEPOTA INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended October 31, 2018	Three months ended October 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ (4,978)	$ (2,850)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accrued expenses	-	-
Deferred Revenue	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,978)	(2,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	-	3,742
Proceeds from sale of stock	13,400	-
CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES	$ 13,400	$ 3,742

NET INCREASE IN CASH	8,422	(2,850)
Cash, beginning of period	1,379	7,781
Cash, end of period	$ 9,801	$ 4,931

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

6 | Page

LEPOTA INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

October 31, 2018

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

In October 31, 2018, the FASB issued ASC 740, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest

7 | Page

LEPOTA INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

October 31, 2018

(UNAUDITED)

and penalties.  Under this pronouncement, the Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of the last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. ASC 740 became effective for the Company as of October 1, 2008 and had no material impact on the Company’s financial statements.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2018.

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

8 | Page

LEPOTA INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

October 31, 2018

(UNAUDITED)

Recent Accounting Pronouncements

Lepota Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

The results for the three months ended October 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2018, filed with the Securities and Exchange Commission. In the opinion of management all adjustments necessary for a fair statement of the results for the interim periods have been made, and a statement that all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments.

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

As of October 31, 2018, the Company had a loan outstanding with the Company’s sole director in the amount of $ 5,475. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – RELATED PARTY TRANSACTIONS

9 | Page

LEPOTA INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

October 31, 2018

(UNAUDITED)

As of October 31, 2018 Company had a loan outstanding owing $4,210 to the president of the company IURII IURTAEV.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of July 31, 2018, the Company had issued and outstanding 6,090,000 of common shares.

In October 31, 2018, the Company issued 1,340,000 common shares at $0.01 per share for a total price of $13,400.

As of October 31, 2018, there were total of 7,430,000 shares of common stock issued and outstanding.

All shares were issued for cash.

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

 The Company was not subject to any legal proceedings during the period from December 9, 2013 to October 31, 2018 and no proceedings are threatened or pending to the best of our knowledge and belief.

NOTE 8 – INCOME TAXES

As of October 31, 2018, the Company had net operating loss carry forwards of approximately $29,184 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

10 | Page

LEPOTA INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

October 31, 2018

(UNAUDITED)

The provision for Federal income tax consists of the following:

	October 31, 2018	April 30, 2018
Federal income tax benefit attributable to:
Current Operations	$ 1,045	$ 969
Less: valuation allowance	(1,045)	(969)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2018	April 30, 2018
Deferred tax asset attributable to:
Net operating loss carryover	$ 6,653	$ 4,085
Less: valuation allowance	(6,653)	(4,085)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $29,184 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

11 | Page

LEPOTA INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

October 31, 2018

(UNAUDITED)

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 we have analyzed our operations subsequent to October 31, 2018 to the date that the financial statements were issued and have determined that we do not have any material subsequent events to disclose.

12 | Page

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

Three and Three Months Period Ended October 31, 2018 and October 31,2017

Our net loss for the three months periods ended October 31, 2018 and October 31, 2017 were $(4,978) and $(2,850). During the three months period ended October 31, 2018 and October 31,2017 we have not generated any revenue.

The weighted average number of shares outstanding was 6,832,610 and 5,249,972 for the three and three months periods ended October 31, 2018 and 2017.

Liquidity and Capital Resources

Three Months Period Ended October 31, 2018

13 | Page

As at October 31, 2018, our total assets were $9,801. Total assets were comprised of $9,801 in cash and cash equivalents.  As at October 31, 2018 our current liabilities were $12,185. Stockholders’ equity was $(116) as of October 31, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended October 31, 2018, net cash flows used in operating activities was $(4,978). For the three months period ended October 31, 2017, net cash flows used in operating activities was $(2,850).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the period three months ended October 31, 2018 and October 31,2017.

Cash Flows from Financing Activities

For the period three months ended October 31, 2018 we generated $13,400 net cash flows used in financing activity.  For the three months period ended October 31, 2017, net cash flows used in financing activities was $3,742.

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

Going Concern

14 | Page

The independent auditors' review report accompanying our October 31, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

15 | Page

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

Lepota Inc.
Dated: March 18, 2019	By: /s/ IURII IURTAEV
IURII IURTAEV , President and Chief Executive Officer and Chief Financial Officer

16 | Page