Form 10-Q
period 2019-01-31
LEPOTA INC
filed 2019-04-11
CIK 1617351

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of January 31, 2019, the registrant had 7,430,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of January 31, 2019.

2 | Page

3 | Page

LEPOTA INC.

CONDENSED BALANCE SHEETS

ASSETS	January 31, 2019 (Unaudited)	July 31, 2018
Current Assets
Cash	$7,211	$1,378

Total Current Assets	7,211	1,378
Total Assets	$7,211	$1,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related party loans	$9,685	$9,685
Accrued Expenses	-	2,500

Total Liabilities	$9,685	$12,185
Commitments and contingencies
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 7,430,000 and 6,090,000 shares issued and outstanding at 1/31/19 and 7/31/18, respectively;	$7,430	$6,090
Additional Paid-in Capital	21,870	9,810
Accumulated deficit	(31,774)	(26,706)
Total Stockholders’ Deficit	(2,474)	(10,806)

Total Liabilities and Stockholders’ Equity	$ 7,211	$1,379

See accompanying notes to financial statements.

4 | Page

LEPOTA INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended January 31, 2019	Three months ended January 31, 2018	Six months ended January 31, 2019	Six months ended January 31, 2018

REVENUES (Consulting Services)	$-	$-	$-	$-

OPERATING EXPENSES
General and Administrative Expenses	2,590	1,500	5,068	4,350

TOTAL OPERATING EXPENSES	2,590	1,500	5,068	4,350

NET LOSS FROM OPERATIONS	(2,590)	(1,500)	(5,068)	(4,350)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(2,590)	$(1,500)	$ (5,068)	$(4,350)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)*	(0.00)*	(0.00)*	(0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,430,000	5,249,972	6,832,610	5,249,972

*denotes a loss of less than $(0.01) per share.

See accompanying notes to financial statements.

5 | Page

LEPOTA INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended January 31, 2019	Six months ended January 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(5,068)	$(4,350)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accrued expenses	(2,500)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,568)	(4,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	13,400	-
CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES	13,400	-

NET INCREASE IN CASH	5,832	(4,350)
Cash, beginning of period	1,379	7,781
Cash, end of period	$7,211	$3,431

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements

6 | Page

LEPOTA INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

January 31, 2019

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

January 31, 2019

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2019.

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

8 | Page

LEPOTA INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

January 31, 2019

(UNAUDITED)

Recent Accounting Pronouncements

The results for the three months ended January 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2018, filed with the Securities and Exchange Commission. In the opinion of management all adjustments necessary for a fair statement of the results for the interim periods have been made, and a statement that all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

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

As of January 31, 2019, the Company had a loan outstanding with the Company’s sole director in the amount of $ 9,685. The loan is non-interest bearing, due upon demand and unsecured.

9 | Page

LEPOTA INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

January 31, 2019

(UNAUDITED)

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of July 31, 2018, the Company had issued and outstanding 6,090,000 of common shares.

In October 31, 2018, the Company issued 1,340,000 common shares at $0.01 per share for a total price of $13,400.

As of January 31, 2019, there were total of 7,430,000 shares of common stock issued and outstanding.

All shares were issued for cash.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

 The Company was not subject to any legal proceedings during the period from December 9, 2013 to January 31, 2019 and no proceedings are threatened or pending to the best of our knowledge and belief.

NOTE 7 – INCOME TAXES

As of January 31, 2019, the Company had net operating loss carry forwards of approximately $31,774 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

10 | Page

LEPOTA INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

January 31, 2019

(UNAUDITED)

The provision for Federal income tax consists of the following:

	January 31, 2019	January 31, 2018
Federal income tax benefit attributable to:
Current Operations	$1,064	$315
Less: valuation allowance	(1,064)	(315)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2019	January 31, 2018
Deferred tax asset attributable to:
Net operating loss carryover	$6,673	$4,400
Less: valuation allowance	(6,673)	(4,400)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $31,774 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

11 | Page

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

Three and Three Months Period Ended January 31, 2019 and January 31,2018

Our net loss for the three months periods ended January 31, 2019 and January 31, 2018 were $(2,590) and $(1,500). During the three months period ended January 31, 2019 and January 31,2018 we have not generated any revenue.

The weighted average number of shares outstanding was 7,430,000 and 5,249,972 for the three and three months periods ended January 31, 2019 and 2018.

Six Months Period Ended January 31, 2019 and January 31,2018

12 | Page

Our net loss for the six months periods ended January 31, 2019 and January 31, 2018 were $(5,068) and $(4,350). During the six months period ended January 31, 2019 and January 31,2018 we have not generated any revenue.

The weighted average number of shares outstanding was 6,832,610 and 5,249,972 for the three months periods ended January 31, 2019 and 2018.

Liquidity and Capital Resources

Six Months Period Ended January 31, 2019

As at January 31, 2019, our total assets were $7,211. Total assets were comprised of $7,211 in cash and cash equivalents.  As at January 31, 2019 our current liabilities were $9,685. Stockholders’ equity was $(2,474) as of January 31, 2019.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended January 31, 2019, net cash flows used in operating activities was $(7,568). For the six months period ended January 31, 2018, net cash flows used in operating activities was $(4,350).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the period six months ended January 31, 2019 and January 31,2018.

Cash Flows from Financing Activities

For the period six months ended January 31, 2019 we generated $13,400 net cash flows provided by financing activity.  For the six months period ended January 31, 2018, we have not generated cash flows from financing activities.

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

13 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

14 | Page

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

Lepota Inc.
Dated: April 10, 2019	By: /s/ IURII IURTAEV
IURII IURTAEV , President and Chief Executive Officer and Chief Financial Officer

15 | Page