Form 10-Q
period 2019-04-30
LEPOTA INC
filed 2019-05-28
CIK 1617351

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X] Emerging Growth Company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of April 30, 2019, the registrant had 7,430,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 30, 2019.

2 | Page

3 | Page

LEPOTA INC.

CONDENSED BALANCE SHEETS

(unaudited)

ASSETS	April 30, 2019	July 31, 2018
Current Assets
Cash and cash equivalents	$ 4,795	$ 1,378

Total Current Assets	$ 4,795	$ 1,378
Total Assets	$ 4,795	$1,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	-	2,500
Related party loans	9,685	9,685

Total Liabilities	$ 9,685	$ 12,185
Commitments and contingencies
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 7,430,000 and 6,090,000 shares issued and outstanding respectively;	7,430	6,090
Additional Paid-in Capital	21,870	9,810
Accumulated deficit	(34,190)	(26,706)
Total Stockholders’ Deficit	(4,890)	(10,806)

Total Liabilities and Stockholders’ Equity	$ 4,795	$ 1,379

See accompanying notes to financial statements.

4 | Page

LEPOTA INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended April 30, 2019	Three months ended April 30, 2018	Nine months ended April 30, 2019	Nine months ended April 30, 2018

REVENUES (Consulting Services)	$ -	$ -	$ -	$ -

OPERATING EXPENSES
General and Administrative Expenses	2,416	1,500	7,484	5,850

TOTAL OPERATING EXPENSES	2,416	1,500	7,484	5,850

NET LOSS FROM OPERATIONS	(2,416)	(1,500)	(7,484)	5,850

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (2,416)	$ (1,500)	$ (7,484)	$ 5,850

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,430,000	5,249,972	7,430,000	5,249,972

*denotes a loss of less than $(0.01) per share.

See accompanying notes to financial statements.

5 | Page

LEPOTA INC.

Statement of Changes in Stockholders’ Equity

AS OF APRIL 30, 2019

(Unaudited)

	Common Stock		Additional Paid-in		Total Stockholders’
	Shares	Amount	Capital	Retained Deficit	Equity

Balance, July 31, 2018	6,090,000	$ 6,090	$ 9,810	$ (26,706)	$ (10,806)

Shares issued at $0.01 per share	1,340,000	1,340	12,060		13,400
Net loss for the quarter ended October 31, 2018	-	-	-	(4,978)	(4,978)

Balance, October 31, 2018	7,430,000	$ 7,430	$ 21,870	$ (29,184)	$ (116)
Net loss for the quarter ended January 31, 2019	-	-	-	(2,590)	(2,590)

Balance, January 31, 2019	7,430,000	$ 7,430	$ 21,870	$ (31,774)	$ (2,474)
Net loss for the quarter ended April 30, 2019	-	-	-	(2,416)	(2,416)

Balance, April 30, 2019	7,430,000	$ 7,430	$ 21,870	$ (34,190)	$ (4,890)

See accompanying notes to financial statements.

6 | Page

LEPOTA INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended April 30, 2019	Nine months ended April 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	(7,484)	(5,850)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Subscription Receivable	(2,500)	-
Deferred Revenue	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	$ (5,850)	$ (5,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	-	-
Capital Stock	13,400	-
CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES	13,400	$ -

NET INCREASE IN CASH	$ 3,417	$ (5,850)
Cash, beginning of period	1,379	7,781
Cash, end of period	$ 4,795	$ 1,931

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

7 | Page

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

8 | Page

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2019.

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

9 | Page

The results for the three months ended April 30, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2017, filed with the Securities and Exchange Commission. In the opinion of management all adjustments necessary for a fair statement of the results for the interim periods have been made, and a statement that all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments.

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

As of April 30, 2019, there were total of 7,430,000 shares of common stock issued and outstanding.

10 | Page

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

 The Company was not subject to any legal proceedings during the period from December 9, 2013 to April 30, 2019 and no proceedings are threatened or pending to the best of our knowledge and belief.

NOTE 7 – INCOME TAXES

As of April 30, 2019, the Company had net operating loss carry forwards of approximately $34,190 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	April 30, 2019	April 30, 2018
Federal income tax benefit attributable to:
Current Operations	$ 507	$ 315
Less: valuation allowance	(507)	(315)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2019	April 30, 2018
Deferred tax asset attributable to:
Net operating loss carryover	$ 7,180	$ 4,715
Less: valuation allowance	(7,180)	(4,715)
Net deferred tax asset	$ 0	$ 0

11 | Page

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $34,190 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 we have analyzed our operations subsequent to April 30, 2019 to the date that the financial statements were issued and have determined that we do not have any material subsequent events to disclose.

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

12 | Page

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

Three and Nine Months Period Ended April 30, 2019 and 2018

Our net loss for the three months periods ended April 30, 2019 and 2018 were $(2,416) and $(1,500). During the three months period ended April 30, 2019 and 2018 we have not generated any revenue.

Our net income/loss for the nine months periods ended April 30, 2019 and 2018 were $(7,484) and $(5,850). During the nine months period ended April 30, 2019 and 2018 we have not generated any revenue.

The weighted average number of shares outstanding was 7,430,000 for the three and nine months periods ended April 30, 2019 and 2018.

Liquidity and Capital Resources

Three Months Period Ended April 30, 2019

As at April 30, 2019, our total assets were $4,795. Total assets were comprised of $4,795 in cash and cash equivalents.  As at April 30, 2019 our current liabilities were $9,685. Stockholders’ equity was $(4,890) as of April 30, 2019.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended April 30, 2019, net cash flows used in operating activities was $(9,984). For the nine months period ended April 30, 2018, net cash flows used in operating activities was $(5,850).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the period nine months ended April 30, 2019 and 2018.

Cash Flows from Financing Activities

For the nine months period ended April 30, 2019, net cash flows used in financing activities was $13,400. We have not generated cash flows from financing activities for the period nine months ended April 30, 2018.

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

13 | Page

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

14 | Page

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

15 | Page

Lepota Inc.
Dated: May 28, 2019	By: /s/ IURII IURTAEV
IURII IURTAEV , President and Chief Executive Officer and Chief Financial Officer

16 | Page