Form 10-Q
period 2019-10-31
LEPOTA INC
filed 2019-12-26
CIK 1617351

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of October 31, 2019, the registrant had 7,430,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 31, 2019.

2 | Page

3 | Page

LEPOTA INC.

CONDENSED BALANCE SHEETS

(unaudited)

ASSETS	October 31, 2019	July 31, 2019
Current Assets
Cash and cash equivalents	$ 172	$ 2,334

Total Assets	$ 172	$ 2,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Checking/Savings account (overdraft)	-	-
Loan from director	7,975	12,185
Related party loan	4,410

Total Liabilities	$ 12,185	$ 12,185
Commitments and contingencies
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 7,430,000 and 6,090,000 shares issued and outstanding respectively;	7,430	7,430
Additional Paid-in Capital	21,870	21,870
Accumulated deficit	(39,273)	(36,650)
Total Stockholders’ Deficit	(12,012)	(7,350)

Total Liabilities and Stockholders’ Equity	$ 172	$ 2,334

See accompanying notes to financial statements.

4 | Page

LEPOTA INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended October 31, 2019	Three months ended October 31, 2018

OPERATING EXPENSES
General and Administrative Expenses	4,662	4,978

TOTAL OPERATING EXPENSES	4,662	4,978

NET LOSS FROM OPERATIONS	(4,662)	(4,978)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (4,662)	$ (4,978)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)*	$ (0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,279,423	5,249,972

                                            *denotes a loss of less than $(0.01) per share.

See accompanying notes to financial statements.

5 | Page

LEPOTA INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

( Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2017	6,020,000	$ 6,020	$ 9,180	$ (16,604)	$ (1,904)

Shares issued for cash at $0.01 per share as of July 31, 2018	120,000	120	1,080	-	1,200
Stock Subscription Receivable	(50,000)	(50)	(450)		(500)
Net loss for the year 2018	-	-	-	(10,102)	(10,102)

Balance, July 31, 2018	6,090,000	$6,090	$9,810	$(26,706)	$(10,806)
Shares issued for cash at $0.01 per share as of July 31, 2019	1,340,0000	1,340	12,060	-	13,400
Net loss for the year 2019	-	-	-	(9,945)	(9,945)

Balance, July 31, 2019	7,430,000	$7,430	$21,870	$(36,650)	$(7,350)
Net loss for the period quarter ended October 31 2019	-	-	-	(4,662)	(4,662)

Balance, October 31, 2019	7,430,000	$7,430	$21,870	$(41,313)	(12,013)

See accompanying notes to financial statements.

6 | Page

  LEPOTA INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended October 31, 2019	Three months ended October 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ (4,662)	$ (4,978)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,662)	(4,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid in capital	-	12,060
Loan from Director	2,500	-
Capital Stock	-	1,340
CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES	2,500	13,400

NET INCREASE IN CASH	(2,162)	8,422
Cash, beginning of period	2,334	1,379
Cash, end of period	172	9,801

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

7 | Page

LEPOTA INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

October 31, 2019

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2019.

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

9 | Page

The results for the three months ended October 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2019, filed with the Securities and Exchange Commission. In the opinion of management all adjustments necessary for a fair statement of the results for the interim periods have been made, and a statement that all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments.

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

NOTE 4-DIRECTOR LOAN

As of Ocotober 31, 2019 Company had loan outstanding with the director in the amount of $7,975.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of October 31, 2019 Company had loan outstanding with related parties in amount of $4,410.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of July 31, 2018, the Company had issued and outstanding 6,090,000 of common shares.

In October 31, 2018, the Company issued 1,340,000 common shares at $0.01 per share for a total price of $13,400.

As of October 31, 2019, there were total of 7,430,000 shares of common stock issued and outstanding.

All shares were issued for cash.

10 | Page

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

 The Company was not subject to any legal proceedings during the period from December 9, 2013 to October 31, 2019 and no proceedings are threatened or pending to the best of our knowledge and belief.

NOTE 8 – INCOME TAXES

As of October 31, 2019, the Company had net operating loss carry forwards of approximately $39,273 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	October 31, 2019	October 31, 2018
Federal income tax benefit attributable to:
Current Operations	$8,247	$12,461
Less: valuation allowance	(8,247)	(12,461)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2019	October 31, 2018
Deferred tax asset attributable to:
Net operating loss carryover	$ 223	$ 1,045
Less: valuation allowance	(223)	(1,045)
Net deferred tax asset	$ 0	$ 0

11 | Page

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $39,273 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 we have analyzed our operations subsequent December 13, 2019 to the date that the financial statements were issued and have determined that we do not have any material subsequent events to disclose.

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

Three and Three Months Period Ended October 31, 2019 and October 31,2018

Our net loss for the three months periods ended October 31, 2019 and October 31, 2018 were $(1,062) and $(4,978). During the three months period ended October 31, 2019 and October 31,2018 we have not generated any revenue.

The weighted average number of shares outstanding was 7,279,423 and 5,249,972 for the three months periods ended October 31, 2019 and 2018.

Liquidity and Capital Resources

Three Months Period Ended October 31, 2019

As at October 31, 2019, our total assets were $172. Total assets were comprised of $172 in cash and cash equivalents.  As at October 31, 2019 our current liabilities were $12,185. Stockholders’ equity was $(172) as of October 31, 2019.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended October 31, 2019, net cash flows used in operating activities was $(4,662). For the three months period ended October 31, 2018, net cash flows used in operating activities was $(4,978).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the period three months ended October 31, 2019 and October 31,2018.

Cash Flows from Financing Activities

For the period three months ended October 31, 2019 we generated $3,000 net cash flows used in financing activity.  For the three months period ended October 31, 2018, net cash flows used in financing activities was $13,400.

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

13 | Page

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

Going Concern

The independent auditors' review report accompanying our October 31, 2019 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

15 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lepota Inc.
Dated: December 26, 2019	By: /s/ IURII IURTAEV
IURII IURTAEV , President and Chief Executive Officer and Chief Financial Officer

16 | Page