Form 10-K/A
period 2019-07-31
LEPOTA INC
filed 2020-01-09
CIK 1617351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

                              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

                              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

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

                                                                                                                                                    EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended July 31, 2016 (the “2016 Form 10-K”), originally filed on May 27, 2017 (the “Original Filing”); Annual Report on Form 10-K for the fiscal year ended July 31, 2017 (the “2017 Form 10-K”), originally filed on December 8, 2017 (the “Original Filing”); Annual Report on Form 10-K for fiscal year ended July 31, 2018 (the “2018 Form 10-K”), originally file d on November 7, 2018 (the “Original Filing”), and the Annual Report on Form 10-K for the fiscal year ended July 31, 2019 (the “2019 Form 10-K”), originally filed on October 28, 2019 (the “Original Filing”), by Lepota, Inc., a Nevada corporation (“Lepota,” the “Company,” “we,” or “us”).

We are filing this Amendment to correct the error in the statements that describe Mr Rene Lawrence as the Director of the company in the Significant Employees section of the four aforementioned Original Filings. Mr Lawrence did not hold such a position during the periods being reported and this Amendment shall annul such representations.

Except as described above, no other changes have been made to the Original Filings. The Original Filings continue to speak as of the date of the Original Filings, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filings.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 9 , 2020.

LEPOTA, INC.
By: /s/ Iurii Iurtaev Iurii Iurtaev
President, Chief Executive Officer and Chief Financial Officer