Form 10-Q/A
period 2019-10-31
LEPOTA INC
filed 2020-01-21
CIK 1617351

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A

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

                                                                                                                                          EXPLANATORY NOTE

This Amendment to Form 10-Q (this “Amendment”),  amends the Quarterly Report on Form 10-Q for the period ended October 31, 2019 (the “October 2019 Form 10-Q”), originally filed on December 26, 2019 (the “Original Filing”), by Lepota, Inc., a Nevada corporation (“Lepota,” the “Company,” “we,” or “us”).

We are filing this Amendment to correct the accounting and narrative errors made in the Original Filing. In this
10-Q/A, revisions have been made to both the financial information and the footnotes - therefore the figures and the narrative parts have been corrected throughout the Quarterly Report. This Amendment shall annul and replace disclosures made in the Original Filing.

2 | Page

3 | Page

LEPOTA INC.

CONDENSED BALANCE SHEETS

(unaudited)

ASSETS	October 31, 2019	July 31, 2019
Current Assets
Cash and cash equivalents	$ 172	$ 2,334

Total Assets	$ 172	$ 2,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	7,975	12,185
Related party loan	4,210

Total Liabilities	$ 12,185	$ 12,185
Commitments and contingencies
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 7,430,000 and 6,090,000 shares issued and outstanding respectively;	7,430	7,430
Additional Paid-in Capital	21,870	21,870
Accumulated deficit	(41,312)	(36,650)
Total Stockholders’ Deficit	(12,012)	(7,350)

Total Liabilities and Stockholders’ Equity	$ 173	$ 2,334

See accompanying notes to financial statements.

4 | Page

LEPOTA INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended October 31, 2019	Three months ended October 31, 2018

OPERATING EXPENSES
General and Administrative Expenses	$ 4,662	$ 4,978

TOTAL OPERATING EXPENSES	4,662	4,978

NET LOSS FROM OPERATIONS	(4,662)	(4,978)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (4,662)	$ (4,978)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)*	$ (0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,279,423	5,249,972

*denotes a loss of less than $(0.01) per share.

See accompanying notes to financial statements.

5 | Page

LEPOTA INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

( Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2017	6,020,000	$ 6,020	$ 9,180	$ (16,604)	$ (1,904)

Shares issued for cash at $0.01 per share as of July 31, 2018	120,000	120	1,080	-	1,200
Stock Subscription Receivable	(50,000)	(50)	(450)		(500)
Net loss for the year 2018	-	-	-	(10,102)	(10,102)

Balance, July 31, 2018	6,090,000	$6,090	$9,810	$(26,706)	$(10,806)
Shares issued for cash at $0.01 per share as of July 31, 2019	1,340,0000	1,340	12,060	-	13,400
Net loss for the year 2019	-	-	-	(9,945)	(9,945)

Balance, July 31, 2019	7,430,000	$7,430	$21,870	$(36,650)	$(7,350)
Net loss for the period quarter ended October 31 2019	-	-	-	(4,662)	(4,662)

Balance, October 31 , 2019	7,430,000	$7,430	$21,870	$(41,312)	$(12,012)

See accompanying notes to financial statements.

6 | Page

                                                                                                                                       LEPOTA INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended October 31, 2019	Three months ended October 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ (4,662)	$ (4,978)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,662)	(4,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of common stock		13,400
Loan from Director	2,500	-
CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES	2,500	13,400

NET INCREASE IN CASH	(2,162)	8,422
Cash, beginning of period	2,334	1,379
Cash, end of period	172	9,801

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

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

Our primary business is in the import of cosmetics into the Russian Federation and distribution of the products through shops and drugstores. The Company’s contact address is 5348 Vegas Dr., Las Vegas, NV 89108.

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

In February 2017, the FASB issued ASU 2017-02, “Leases” (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

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

8 | Page

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC Topic 605, “Revenue Recognition” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of October 31, 2019 the Company has not generated any revenue.

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

9 | Page

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

NOTE 4-DIRECTOR LOAN

As of October 31, 2019 Company had loan outstanding with the director in the amount of $7,975.

NOTE 5 – RELATED PARTY TRANSACTIONS

 As of October 31, 2019 Company had loan outstanding with related parties in amount of $4,210.

NOTE 6 – COMMON STOCK

The Company has 75,000,000 common stock shares authorized, at $0.001 par value.

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

NOTE 8 – INCOME TAXES

As of October 31, 2019, the Company had net operating loss carry forwards of approximately $41,313 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	October 31, 2019	October 31, 2018
Federal income tax benefit attributable to:
Current Operations	$18,590	$12,461
Less: valuation allowance	(8,247)	(12,461)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2019	October 31, 2018
Deferred tax asset attributable to:
Net operating loss carryover	$ 223	$ 1,045
Less: valuation allowance	(223)	(1,045)
Net deferred tax asset	$ 0	$ 0

11 | Page

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $41,313  for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 we have analyzed our operations subsequent December 13, 2019 to the date that the financial statements were issued and have determined that we do not have any material subsequent events to disclose.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q/A that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

12 | Page

Three and Three Months Period Ended October 31, 2019 and October 31,2018

Our net loss for the three months periods ended October 31, 2019 and October 31, 2018 were $(4,662) and $(4,978). During the three months period ended October 31, 2019 and October 31,2018 we have not generated any revenue.

The weighted average number of shares outstanding was 7,279,423 and 5,249,972 for the three months periods ended October 31, 2019 and 2018.

Liquidity and Capital Resources

Three Months Period Ended October 31, 2019

As at October 31, 2019, our total assets were $172. Total assets were comprised of $172 in cash and cash equivalents.  As at October 31, 2019 our current liabilities were $12,185. Stockholders’ equity was $(12,012) as of October 31, 2019.

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

Cash Flows from Financing Activities

For the period three months ended October 31, 2019 we generated $2,500 net cash flows used in financing activities.  For the three months period ended October 31, 2018, net cash flows used in financing activities was $13,400.

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

13 | Page

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' report accompanying our July 31, 2019 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

14 | Page

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

Lepota Inc.
Dated: January 21, 2020	By: /s/ IURII IURTAEV
IURII IURTAEV , President and Chief Executive Officer and Chief Financial Officer

15 | Page