Form 10-Q
period 2020-01-31
LEPOTA INC
filed 2020-02-18
CIK 1617351

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of January 31, 2020, the registrant had 7,430,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of January 31, 2020.

2 | Page

3 | Page

LEPOTA INC.

 BALANCE SHEETS

ASSETS	January 31, 2020	July 31, 2019 (audited)
Current Assets
Cash and cash equivalents	$452	$2,334

Total Assets	452	2,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	11,074	5,474
Related party loan	4,210	4,210

Total Liabilities	15,284	9,684
Commitments and contingencies
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 7,430,000 and 7,430,000 shares issued and outstanding respectively;	7,430	7,430
Additional Paid-in Capital	21,870	21,870
Accumulated deficit	(44,132)	(36,650)
Total Stockholders’ Deficit	(14,832)	(7,350)

Total Liabilities and Stockholders’ Equity	$452	$2,334

See accompanying notes to financial statements.

4 | Page

LEPOTA INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended January 31, 2020	Three months ended January 31, 2019	Six months ended January 31, 2020	Six months ended January 31, 2019

OPERATING EXPENSES
General and Administrative Expenses	$2,820	$2,590	$7,482	$5,068

TOTAL OPERATING EXPENSES	2,820	2,590	7,482	5,068

NET LOSS FROM OPERATIONS	(2,820)	(2,590)	(7,482)	(5,068)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(2,820)	$(2,590)	$(7,482)	$(5,068)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,430,000	7,430,000	7,430,000	6,832,610

*denotes a loss of less than $(0.01) per share.

 See accompanying notes to financial statements

5 | Page

LEPOTA INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

( Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2017	6,020,000	$6,020	$9,180	$(16,604)	$(1,904)

Shares issued for cash at $0.01 per share as of July 31, 2018	120,000	120	1,080	-	1,200
Stock Subscription Receivable	(50,000)	(50)	(450)		(500)
Net loss for the year 2018	-	-	-	(10,102)	(10,102)

Balance, July 31, 2018	6,090,000	$6,090	$9,810	$(26,706)	$(10,806)
Shares issued for cash at $0.01 per share as of July 31, 2019	1,340,0000	1,340	12,060	-	13,400
Net loss for the year 2019	-	-	-	(9,945)	(9,945)

Balance, July 31, 2019	7,430,000	$7,430	$21,870	$(36,650)	$(7,350)
Net loss for the period quarter ended October 31 2019	-	-	-	(4,662)	(4,662)

Balance, October 31, 2019	7,430,000	$7,430	$21,870	$(41,312)	$(12,012)
Net loss for the period quarter ended January 31, 2020	-	-	-	(2,820)	(2,820)

Balance, January 31, 2020	7,430,000	$7,430	$21,870	$(44,132)	$(14,832)

 See accompanying notes to financial statements

6 | Page

LEPOTA INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended January 31, 2020	Six months ended January 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(7,482)	$(5,068)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accrued Expenses	-	(2,500)
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,482)	(7,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of common stock	-	13,400
Loan from Director	5,600	-

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES	5,600	13,400

NET INCREASE IN CASH	(1,882)	5,832
Cash, beginning of period	2,334	1,379
Cash, end of period	$452	$7,211

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

7 | Page

                                                                                                     LEPOTA INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

January 31, 2020

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

In January 31, 2020, the FASB issued ASC 740, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.  Under this pronouncement, the Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of the last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. ASC 740 became effective for the Company as of October 1, 2008 and had no material impact on the Company’s financial statements.

8 | Page

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC Topic 605, “Revenue Recognition” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of January 31, 2020 ,  the Company has not generated any revenue.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2020.

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

9 | Page

Recent Accounting Pronouncements

The results for the   six  months ended January 31, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2020, filed with the Securities and Exchange Commission. In the opinion of management all adjustments necessary for a fair statement of the results for the interim periods have been made, and a statement that all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments.

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

NOTE 4-DIRECTOR LOAN

As of   January 31, 2020,  the  Company had loan outstanding with the director in the amount of $11,074 .

NOTE 5 – RELATED PARTY TRANSACTIONS

 As of   January 31, 2020,  the  Company had loan outstanding with related parties in amount of $4,210 .

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of July 31, 2019 and  January 31, 2020, there were total of 7,430,000 shares of common stock issued and outstanding.

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

 The Company was not subject to any legal proceedings during the period from December 9, 2013 to January 31, 2020 and no proceedings are threatened or pending to the best of our knowledge and belief.

10 | Page

NOTE 8 – INCOME TAXES

As of January 31, 2020, the Company had net operating loss carry forwards of approximately $44,132  that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	January 31, 2020	January 31, 2019
Federal income tax benefit attributable to:
Current Operations	$592	$1,064
Less: valuation allowance	(592)	(1,064)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2020	January 31, 2019
Deferred tax asset attributable to:
Net operating loss carryover	$9,268	$6,673
Less: valuation allowance	(9, 268)	(6,673)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $44,132 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 we have analyzed our operations subsequent   January 31 , 2020 to the date that the financial statements were issued and have determined that we do not have any material subsequent events to disclose.

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

Three and Six Months Period Ended January 31, 2020 and 2019

Our net loss for the three and six months periods ended January 31, 2020 and January 31, 2019 were $(2,820) and $(7,482) and (2,590) and (5,068). During the three and six months period ended January 31, 2020 and 2019 we have not generated any revenue.

The weighted average number of shares outstanding was 7,430,000    and 7,430,000 for the three months ended January 2020 and 2019; and, 7,430,000 and 6,832,610 for the six months periods ended January 31, 2020 and 2019.

Liquidity and Capital Resources

  Six  Months Period Ended January 31, 2020

As at January 31, 2020, our total assets were $452 . Total assets were comprised of $452  in cash and cash equivalents.  As at January 31, 2020 our current liabilities were $15,284 . Stockholders’ equity was $(14,832) as of January 31, 2020.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended January 31, 2020, net cash flows used in operating activities was $(7,482). For the six months period ended January 31, 2019, net cash flows used in operating activities was $(7,568).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the period six months ended January 31, 2020 and 2019

Cash Flows from Financing Activities

We have generated cash flows from   financing  activities for the period six months ended January 31, 2020 in the amount of   $5,600  from the loan from director and we have generated cash flows from financing activities for the period six months ended January 31, 2019 in the amount of $13,400 from the  issuance of common stock     .

.

12 | Page

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

13 | Page

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the   six -month period ended January 31, 2020  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

14| Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lepota Inc.
Dated: February 18, 2020	By: /s/ IURII IURTAEV
IURII IURTAEV , President and Chief Executive Officer and Chief Financial Officer

15 | Page