Form 10-Q
period 2020-04-30
LEPOTA INC
filed 2020-06-16
CIK 1617351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-198808

Lepota Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-1549749
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1906, Zhongzhou Building, No. 3088, Jintian Road, Futian District, Shenzhen City, Guangdong Province People’s Republic of China	518000
(Address of principal executive offices)	(Zip Code)

+86 0755 8325-7679

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,430,000 shares as of June 16, 2020.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED APRIL 30, 2020

LEPOTA INC.

Balance sheets

AS OF APRIL 30, 2020, AND JULY 31, 2019

	April 30, 2020	July 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets

Cash and cash equivalents	$-	$2,334
Total Current Assets	-	2,334
Total Assets	$-	$2,334

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Loan from director	$-	$5,475
Others payable	11,616	-
Related party loans	-	4,210
Total Current Liabilities	11,616	9,685
Total Liabilities	$11,616	$9,685

COMMITMENTS AND CONTINGENCIES

Stockholder’s Equity
Common stock, par value $0.001; 500,000,000 shares authorized; 7,430,000 shares issued and outstanding as of 4/30/2020 and 7/31/2019	$7,430	$7,430
Additional paid in capital	36,702	21,870
Accumulated deficit	(55,748)	(36,650)
Total Stockholder’s Deficit	$(11,616)	$(6,889)

Total Liabilities and Stockholder’s Deficit	$-	$2,334

Accompanying notes are an integral part of these unaudited condensed financial statements

LEPOTA INC.

Statements of operations

THREE AND NINE MONTHS PERIODS ENDED APRIL 30, 2020 AND 2019

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and Administrative Expenses	11,616	2,416	19,098	7,484

TOTAL OPERATING EXPENSES	11,616	2,416	19,098	7,484

LOSS BEFORE INCOME TAX	(11,616)	(2,416)	(19,098)	(7,484)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(11,616)	$(2,416)	(19,098)	$(7,484)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	7,430,000	7,430,000	7,430,000	7,430,000

Accompanying notes are an integral part of these unaudited condensed financial statements

LEPOTA INC.

Statements of stockholders’ equity

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2020 AND 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, July 31, 2018	6,090,000	$6,090	$9,810	$(26,706)	$(10,806)
Shares issued for cash at $0.001 per share as of October 31, 2018	1,340,000	1,340	12,060	-	13,400
Net loss for the quarter ended October 31, 2018	-	-	-	(4,978)	(4,978)
Balance, October 31, 2018	7,430,000	$7,430	$21,870	$(29,184)	$(116)
Net loss for the quarter ended January 31, 2019	-	-	-	(2,590)	(2,590)
Balance, January 31, 2019	7,430,000	$7,430	$21,870	$(31,774)	$(2,474)
Net loss for the quarter ended April 30, 2019	-	-	-	(2,416)	(2,416)
Balance, April 30, 2019	7,430,000	$7,430	$21,870	$(34,190)	$(4,890)
Net loss for the quarter ended July 31, 2019	-	-	-	(2,460)	(2,460)
Balance, July 31, 2019	7,430,000	$7,430	$21,870	$(36,650)	$(7,350)
Net loss for the period quarter ended October 31, 2019	-	-	-	(4,662)	(4,662)
Balance, October 31, 2019	7,430,000	$7,430	$21,870	$(41,312)	$(12,012)
Net loss for the period quarter ended January 31, 2020	-	-	-	(2,820)	(2,820)
Balance, January 31, 2020	7,430,000	$7,430	$21,870	$(44,132)	$(14,832)
Asset and liabilities discharged by ex-shareholders	-	-	14,832	-	14,832
Net loss for the period quarter ended April 30, 2020	-	-	-	(11,616)	(11,616)
Balance, April 30, 2020	7,430000	$7,430	$36,702	$(55,748)	$(11,616)

Accompanying notes are an integral part of these unaudited condensed financial statements

LEPOTA INC.

Statements of cash flows

NINE MONTHS PERIODS ENDED APIRL 30, 2020 AND 2019

(Unaudited)

	Nine months ended April 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(19,098)	$(7,484)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Subscription receivable	-	(2,500)
Increase in operating payable	11,616	-
CASH FLOWS USED IN OPERATING ACTIVITIES	$(7,482)	$(9,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of common stock	-	$13,400
Advanced from Director	$5,148	-

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES	$5,148	$13,400

NET INCREASE IN CASH	$(2,334)	$3,416
Cash, beginning of period	$2,334	$1,379
Cash, end of period	$-	$4,795

SUPPLEMENT CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

Accompanying notes are an integral part of these unaudited condensed financial statements

LEPOTA INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

April 30, 2020

(UNAUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Lepota Inc. (the “Company” or “Lepota”) was incorporated under the laws of the State of Nevada on December 9, 2013. Our former business was the import and marketing of cosmetics into the Russian Federation. We are currently a shell company seeking acquisition opportunities. Company’s contact address is Room 1906, Zhongzhou Building, No. 3088, Jintian Road, Futian District, Shenzhen City, Guangdong Province, People’s Republic of China.

On February 18, 2020, as a result of a private transaction, 5,000,000 shares of common stock (the “Shares”) of Lepota Inc. (the “Company”), have been transferred from Rene Lawrence to the Purchasers listed on Exhibit 99.2 of the Company Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2020 and which is incorporated herein by reference (the “Purchasers”), with the Company’s current CEO, Mr. Zhao Lixin, becoming a 53.8% holder of the voting rights of the Company, and the Purchasers becoming the controlling shareholders. The consideration paid for the Shares, which represent 67.3% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $257,160. The source of the cash consideration for the Shares was personal funds of the Purchasers. In connection with the transaction, Iurii Iurtaev, the Director and an officer of the Company, and Rene Lawrence, Secretary of the Company, released the Company from all debts owed.

There are no arrangements or understandings among members of both the former and new control persons, officers, directors, and their associates with respect to the election of directors of the Company or other matters.

Upon the change of control of the Company, which occurred on February 18, 2020, the existing director and officers resigned immediately. Accordingly, Iurii Iurtaev, serving as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and as a Member of the Board of Directors, ceased to be the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director. Rene Lawrence, serving as the Secretary, ceased to be the Company’s Secretary. At the effective date of the transfer, Zhao Lixin has consented to act as the new President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

The Company is currently considered a “shell company” pursuant to SEC Rule 12b-2 adopted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), because it has no or nominal assets (other than cash) and no or nominal operations. Management has undertaken steps to have the Company’s common stock traded on the OTC market. The market is illiquid, there has been no trading of any significance and there can be no assurance that a trading market of any significance will develop or that there will be any depth to any such market that may develop. Management does not intend to undertake any significant efforts to cause a market to develop in our securities until we have successfully concluded a business combination. The Company is subject to the periodic reporting requirements of the Exchange Act under Section 15(d) as a result of its registration statement on Form S-1 being declared effective by the SEC and intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“US GAAP”), and the Company’s fiscal year end is July 31.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In February 2017, the FASB issued ASU 2017-02, “Leases” (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning January 1, 2020. Early adoption is permitted. There is no impact to the Company.

Basis of presentation

The accompanying financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company’s financial statements are prepared using the accrual basis of accounting in accordance with US GAAP. The Company has elected a July 31 fiscal year end.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Related party balances and transactions

A related party is generally defined as:

(i) any person that holds the Company’s securities including such person’s immediate families,

(ii) the Company’s management,

(iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or

(iv) anyone who can significantly influence the financial and operating decisions of the Company.

A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC Topic 605, “Revenue Recognition” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of April 30, 2020 , the Company has not generated any revenue.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2020.

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

Recent Accounting Pronouncements

The results for the nine months ended April 30, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2020, filed with the SEC. In the opinion of management all adjustments necessary for a fair statement of the results for the interim periods have been made, and a statement that all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments.

NOTE 3 – GOING CONCERN

The Company’s net loss from continuing operations was $19,098 for nine months ended April 30, 2020. The Company had a total stockholder’s deficit $11,616 as April 30, 2020.

The Company’s financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing mergers with existing operating companies. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – COMMON STOCK

The Company has 500,000,000 shares of common stock authorized, $0.001 par value per share.

As of July 31, 2019, the Company had issued and outstanding 7,430,000 of common shares.

As of April 30, 2020, there were total of 7,430,000 shares of common stock issued and outstanding.

All shares were issued for cash.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company does not own or lease any real or personal property. An officer of the Company has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. The Company was not subject to any legal proceedings during the period from December 9, 2013 to April 30, 2020 and no proceedings are threatened or pending to the best of our knowledge and belief.

NOTE 6 – INCOME TAXES

As of April 30, 2020, the Company had net operating loss carry forwards of approximately $55,748 that may be available to reduce future years’ taxable income in varying amounts through 2032. No provision for income taxes has been made as the Company had no taxable income for the three and nine months ended April 30, 2020 and 2019.

Due to the change in ownership provisions of the Tax Reform Act of 1986 , net operating loss carry forwards of approximately $55,748 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 we have analyzed our operations subsequent April 30, 2020 to the date that the financial statements were issued and have determined that we do not have any material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “pursue,” “expect,” “predict,” “project,” “goals,” “strategy,” “future,” “likely,” “forecast,” “potential,” “continue,” negatives thereof or similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding future acquisition or merger targets, business strategies, macro-economic and sector-specific trends, future cash flows, financing plans, plans and objectives of management and any other statements which are not statements of historical facts.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, inability to successfully conclude acquisitions of target companies or assets which are reasonably capable of generating positive cash flow in the near future, legal and regulatory changes in the jurisdictions in which we operate, volatility or decline in our stock price, potential fluctuation of our quarterly and annual financial and operational results, rapid adverse changes in markets, decline in demand for our goods and services, insufficient revenues to cover our operating costs and such other factors as discussed throughout this Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Employees and Employment Agreements

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Results of Operations

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We intend to raise additional capital through, among other things, the sale of equity or debt securities.

Three- and Nine-Month Period Ended April 30, 2020 and 2019

Our net loss for the three months periods ended April 30, 2020 and April 30, 2019 were $11,616 and $2,416, respectively.

Our net loss for the nine months periods ended April 30, 2020 and 2019 and 19,098 and 7,484, respectively. During the three- and nine-month periods ended April 30, 2020 and 2019 we have not generated any revenue.

The weighted average number of shares outstanding was 7,430,000 for the three months ended April 2020 and 2019; and, 7,430,000 for the nine-month periods ended April 30, 2020 and 2019.

Liquidity and Capital Resources

As at April 30, 2020, our total assets were $0. As at April 30, 2020 our current liabilities were $11,616. Stockholders’ deficit was $11,616 is of April 30, 2020.

Cash Flow from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended April 30, 2020, net cash flows used in operating activities was $7,482 . For the nine-month period ended April 30, 2019, net cash flows used in operating activities was $9,984.

Cash Flow from Investing Activities

We have not generated cash flows from investing activities for the nine-month period ended April 30, 2020 and 2019.

Cash Flow from Financing Activities

We generated cash flows from financing activities for the nine-month period ended April 30, 2020 in the amount of $5,148, from an advance from our director. We generated cash flows from financing activities for the nine-month period ended April 30, 2019 in the amount of $13,400, from the issuance of common stock.

Limited Operating History; Need for Additional Capital

We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to the price and cost increases in supplies and services.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Plan of Operation and Funding

We expect that our working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

Off-Balance Sheet Arrangements

As of the date of filing this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

Our April 30, 2020 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer and principal financial officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Our management’s communication with staff and outside professional advisors is a source of substantial concern and risk, and considering all components of our assessment, our president (our principal executive officer and principal financial officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Deemed furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lepota Inc.
(Registrant)

Dated: June 16, 2020	/s/ Zhao Lixin
Zhao Lixin
President, Chief Executive Officer and Director
(Principal Executive Officer)

