Form 10-K
period 2020-07-31
Mu Yan Technology Group Co., Ltd
filed 2020-11-13
CIK 1617351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition fiscal year from _______________ to ________________

Commission file number 333-198808

Mu Yan Technology Group Co., Limited

(Formerly Lepota Inc.)

(Exact name of registrant as specified in its charter)

Nevada	47-1549749
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 1703B, Zhongzhou Building,

No. 3088, Jintian Road, Futian District

Shenzhen City, Guangdong Province

People’s Republic of China 518000

(Address of principal executive offices)

Registrant’s telephone number, including area code +86 0755 8325-7679

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter fiscal year that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter fiscal year that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition fiscal year for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $9,963 based upon the last reported sale as of that date. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2020 was 307,430,000.

Documents incorporated by reference	None

MU YAN TECHNOLOGY GROUP CO., LIMITED

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended July 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. A forward-looking statement is a projection about a future event or result, and whether the statement comes true is subject to many risks and uncertainties. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. The actual results, performance, achievements or activities of Mu Yan Technology Group Co., Limited (the “Company”), either express or implied, will likely differ from projected results or activities of the Company as described in this Annual Report, and such differences could be material. You should review carefully all information included in this Annual Report.

You should rely only on the forward-looking statements that reflect management’s view as of the date of this Annual Report. We undertake no obligation to publicly revise or update these forward-looking statements to reflect subsequent events or circumstances. You should also carefully review the risk factors described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). We are hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by us or on our behalf. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors.”

FINANCIAL STATEMENTS AND CURRENCY PRESENTATION

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and publish our financial statements in United States Dollars.

REFERENCES

In this Annual Report, “China” or “PRC” refers to all parts of the People’s Republic of China other than the Special Administrative Region of Hong Kong. The terms “we,” “our,” “us” and the “Company” refer to Mu Yan Technology Group Co., Limited and, where the context so requires or suggests, our direct and indirect subsidiaries. References to “dollars,” “U.S. Dollars” or “US$” are to United States Dollars, “HK$” are to Hong Kong Dollars, and “RMB” are to Chinese Renminbi.

PART I

ITEM 1. BUSINESS

History of the Company

The Company was originally incorporated in Nevada under the name “Lepota Inc.” on December 9, 2013. It maintains its principal executive offices at Room 1703B, Zhongzhou Building, No. 3088 Jintian Road, Futian District, Shenzhen City, Guangdong Province, People’s Republic of China 518000. The Company was formed for the purpose of importing and distributing cosmetics into the Russian Federation.

The Company filed a registration statement on Form S-1 with the SEC on September 18, 2014, which was declared effective on May 4, 2016. However, because the Company did not identify a viable business model or engage in any business prior to the share exchange described below, it was a shell company until August 12, 2020.

On February 18, 2020, as a result of a private transaction, 5,000,000 shares of the Company’s Common Stock were transferred from Rene Lawrence, its controlling shareholder, to certain purchasers (the “Purchasers”), with Zhao Lixin, the Company’s current CEO, becoming a 53.8% holder of the voting rights of the Company, and the Purchasers becoming the controlling shareholders. As a result of the change of control, Iurii Iurtaev resigned as the Company’s president, chief executive officer, chief financial officer and director and Rene Lawrence resigned as the Company’s secretary. Zhao Lixin was then named President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

On August 12, 2020 (the “Closing Date”), the Company closed on a share exchange (the “Share Exchange”) with Mu Yan Technology Holding Co., Limited, a limited liability company incorporated in Samoa (“Mu Yan Samoa”) and the holders of 100% of the outstanding shares of Mu Yan Samoa’s common stock (the “Mu Yan Shareholders”). As a result, Mu Yan Samoa is now a wholly owned subsidiary of the Company. Under the Share Exchange Agreement, the Mu Yan Shareholders exchanged 100% of the outstanding shares of Mu Yan Samoa’s common stock for 300,000,000 shares of the Company’s Common Stock. As a result of the Share Exchange, effective September 22, 2020, the Company’s name was changed to Mu Yan Technology Group Co., Limited.

For accounting purposes, the Share Exchange was treated as a recapitalization of the Company with Mu Yan Samoa as the acquirer. When we refer in this Annual Report to business and financial information for fiscal years prior to the consummation of the Share Exchange, we are referring to the business and financial information of Mu Yan Samoa unless the context suggests otherwise.

As a result of the closing of the Share Exchange, the Mu Yan Shareholders own approximately 98% of the total outstanding common shares of the Company and the former shareholders of the Company own approximately 2%. The shares issued to the Mu Yan Shareholders in connection with the Share Exchange were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold absent registration or an applicable exemption from the registration requirement.

As a result of the recapitalization described above, management of the Company believes that the Company is no longer a shell company. The Company’s operations now consist of the operations of Mu Yan Samoa and its subsidiaries.

Throughout the remainder of this Annual Report, when we use phrases such as “we,” “our,” “company” and “us,” we are referring to the Company and all of its subsidiaries, as a combined entity.

Corporate Structure

The following chart sets forth our corporate structure immediately following the Share Exchange:

Mu Yan Technology Group Co., Limited
(a Nevada corporation)
100%
Mu Yan Technology Holding Co., Limited
(a Samoa company)
100%
Mu Yan (Hong Kong) Technology Co., Limited
(a Hong Kong company)
100%
Offshore
Onshore
Mu Yan (Shenzhen) Media Technology Co., Limited
(a PRC company)
100%
Mu Yan (Shenzhen) Digital Technology Co., Limited
(a PRC company)

The Company is a US holding company incorporated in Nevada on December 9, 2013, which operates through its wholly owned subsidiary, Mu Yan Technology Holding Co., Limited (“Mu Yan Samoa”), a company incorporated under the laws of Samoa on April 2, 2020. The Company’s entire business, including operations, employees, sales and marketing and research and development, are all conducted within the PRC.

Mu Yan Samoa was incorporated in Samoa on April 2, 2020. It is an investment holding company and is 100% owned by the Company.

Mu Yan (Hong Kong) Technology Co., Limited (“Mu Yan HK”), was established in the Hong Kong Special Administrative Region (“HKSAR”) of the People’s Republic of China (the “PRC”) on January 10, 2020. It is an investment holding company and is 100% owned by Mu Yan Samoa.

Mu Yan (Shenzhen) Media Technology Co., Limited (“Mu Yan WFOE”) was established as a wholly foreign owned enterprise on June 10, 2020 in Shenzhen City, Guangdong Province, under the laws of the PRC. It is an investment holding company and is 100% owned by Mu Yan HK.

Mu Yan (Shenzhen) Digital Technology Co., Limited. (“Mu Yan Shenzhen”) was incorporated on September 30, 2019 and registered in Shenzhen City, Guangdong Province, under the laws of the PRC. It is 100% owned by Mu Yan WFOE. It is the Company’s only operating subsidiary, and is engaged in the business of consumer electronics and advertising.

The Business of Mu Yan (Shenzhen) Digital Technology Co., Limited

We are a technology company developing and selling our Mobile Advertising Backpack, called Huobaobao, with a programmable screen for the offline marketing and advertising industry. Our backpacks are currently sold to consumers in the PRC, although we intend to expand into the global market. We display advertising content to target customers through our backpack’s advertising screen. The Huobaobao can display a variety of content, from videos to photos to text.

Our Services and Products

Graphic rendering of our Huobaobao backpack being worn by a consumer.

We sell our Huobaobao, backpack with a programmable screen for the marketing and advertising industry. We are currently selling the third iteration of our Huobaobao backpack. The Huobaobao backpack includes a SIM card, and advertising content that is developed in partnership with our advertising partners and our internal team is sent online from our platform servers to the backpack and played in real time. The backpack includes a GPS navigation card which allows advertisers to localize and geotarget advertisements to their target consumers. The ads are distributed on the backs of our customers and are viewed by a wide variety of individuals in a wide variety of physical places within China. According to internal Company data, the Huobaobao backpack is viewed by an average of 4.2 people for every fifteen-second advertisement that is broadcast on its screen, which management estimates to be an increase in viewers of two hundred times that of traditional leaflets and five times that of elevator ads.

We hire third-party manufacturing partners to manufacture our Huobaobao backpacks. We believe outsourcing to third parties allows us to maximize our capacity and maintain flexibility, while reducing capital expenditures and improving our product upgrades.

From January 1, 2020 to July 31, 2020, we sold more than 17,648 Huobaobao backpacks into the Chinese market, and we believe monthly sales will increase over time to average 4,000 to 5,000 units per month in our initial months of operation. The Huobaobao backpack will play fifty different advertisements per day, each of which lasts approximately fifteen seconds. Each Huobaobao backpack includes a power bank and, depending on the price of that accessory, can run content for as little as four hours and as much as twelve hours.

Sales and Marketing

We typically sell our Huobaobao backpacks to resellers, who can be individuals or companies, who then resell the backpacks to consumers across China. The Company does not currently have a website on which to market its products, but we are in the process of building a website to feature Huobaobao backpacks. We are currently interviewing marketing agencies to assist with brand development, but we currently do not rely heavily on advertising to sell our backpacks.

It is our goal to sell 60,000 Huobaobao backpacks in calendar year 2020.

The Advertising Market in China

Currently we only sell our products within the PRC, although our goal is to expand into the international market. According to www.baidu.com, the advertising market in the PRC generates approximately $100 billion per year in revenue, compared to approximately $5.6 trillion worldwide. The proportion of advertising revenue to total GDP in China is 0.84 percent, compared to 1.5 to 2 percent in developed economies. We believe that the advertising business in China has substantial room for growth.

Our Competitive Strengths

Whereas traditional leaflet advertising and elevator advertising in China is limited in reach, intrusive, traditional and monotonous, advertisements and content on our Huobaobao backpacks are viewed in myriad settings, are iconic and inherently amusing, and the displays on the backpack screen can be in the form of video, photos or text. We enjoy first-mover advantage in an exciting new advertising category in China.

According to internal Company data, the Huobaobao backpack is viewed by an average of 4.2 people for every fifteen-second advertisement that is broadcast on its screen, which management estimates to be an increase in viewers which is two hundred times that of traditional leaflets and five times that of elevator ads.

We have a professional and experienced senior management team with a proven track record. By combining our management’s capability in implementing growth strategies and our in-depth knowledge in the offline marketing and advertising industry, our management team is confident that our company is poised to capture potential market opportunities in offline marketing and advertising segments.

Our Huobaobao backpacks are able to deliver ads in highly crowded spaces (eg, business districts) in an interesting and non-intrusive manner, resulting in high engagement and broad distribution of ads. The Huobaobao backpack supports video, photo and textual content, enhancing creativity and flexibility for advertisers.

The Company has a content editing team that ensures the safety, appeal and effectiveness of the content that is broadcasted on the Huobaobao screen, ensuring that advertisements attract the attention of consumers and produce a high rate of return to brands.

Growth Strategy

In addition to sales of our Huobaobao backpack, we recently initiated advertising services by directly selling and monetizing advertising on our backpacks. The Company is currently focused intently on growing our advertising revenue and is currently in private discussions with several potential advertising partners located within the PRC. To ensure the quality of our business, we enforce strict rules for potential advertisers, prohibiting advertisements that relate to drugs or which are in violation of relevant PRC law.

We have noted the development of mobile advertising, digital advertising and scene advertising within the advertising industry in recent years, and we believe that the “mobile scene” advertising space is an emerging and viable opportunity for our Huobaobao backpack.

Research and Development

As consumer behaviors and preferences constantly evolve, the demands from the end customers become increasingly diversified. We make significant investments in technology to optimize our existing products and services and to develop new ones so that we can expand our offerings to satisfy diversifying user demands.

Intellectual Property

Trademarks. On July 20, 2020, we registered to obtain a trademark in the PRC territory for the word “Huobaobao” and for the below logo:

We anticipate approval of our trademarks within eight months from the time of submission.

Copyrights. The following table lists the copyrights held by Mu Yan Shenzhen:

List of Copyrights
No.	Name	Category	Registration Number	Date of Registration	Country
1	Huobaobao backpack system service software	Computer software copyright registration certificate	No. 5056656	February 26, 2020	China
2	V1.0 of Fireland Mall System of MuYan commodity information traceability system	Computer software copyright registration certificate	No. 5054919	February 25, 2020	China
3	V1.0 of Intelligent Terminal Control and Communication System Internet of Things	Computer software copyright registration certificate	No. 5057274	February 26, 2020	China

Competition

We are subject to intense competition from providers of similar services and products, as well as potential new types of services and products. Our competitors may have substantially more cash, traffic, technical, performer and other resources, as well as broader product or service offerings and can leverage their relationships based on other products or services to gain a larger share of marketing budgets from customers. We believe that our ability to compete effectively depends upon many factors, including our ad targeting capabilities, market acceptance of our products, our marketing and selling efforts and the strength and reputation of our brand. We also experience significant competition for highly skilled personnel, including management, designers, sales personnel and marketing personnel. Our growth strategy depends in part on our ability to retain our existing personnel and add additional highly skilled employees.

Employees

As of October, 2020, we have 45 full-time employees, including eleven in the technical department, seven in the finance department, two in the system operation and maintenance center, eight in the operation department, four in the general management office, three in the human resources administration center and one in the outreach department. We are compliant with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

Corporation Information

Our principal executive offices are located at Room 1703B, Zhongzhou Building, No. 3088, Jintian Road, Futian District, Shenzhen City, Guangdong Province, People’s Republic of China 518000. Our telephone number at this address is +86 755-83257679.

Government Regulation

Our Company and our advertisers are subject to the Advertising Law of the People’s Republic of China (the “Advertising Law”). The Advertising Law is a national regulation that regulates various advertising matters. Its main purpose is to regulate the advertising market and protect the rights and interests of consumers. The regulation was enacted on October 27, 1994 and formally took effect on February 1, 1995. On November 13, 2009, the National Consumers Association of China revealed that the Advertising Law of the People’s Republic of China will be revised to include relevant regulations on celebrity endorsement advertising. The new content severely punished celebrity endorsements and false advertising. On February 21, 2014, the Legislative Affairs Office of the State Council of China publicly solicited opinions on the “Advertising Law of the People’s Republic of China (Revised Draft) (Draft for Solicitation of Comments).” The draft for comments clearly stated that no organization or individual shall send advertisements to landline telephones, mobile phones or personal e-mail addresses without the consent or request of the parties concerned, or if the parties expressly refuse. On April 24, 2015, the “Advertising Law of the People’s Republic of China” was revised and passed, and it came into force on September 1, 2015.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

Limited Operating History

We were a shell company until August, 2020, and have a limited operating history and minimal revenues or earnings from operations since inception. You should consider our future prospects in light of the risks and uncertainties experienced by early stage companies. Some of these risks and uncertainties relate to our ability to:

●	offer products of sufficient quality to attract and retain a larger customer base;
●	attract additional customers and increase spending per customer;
●	increase awareness of our products and continue to develop customer loyalty;
●	respond to competitive market conditions;
●	respond to changes in our regulatory environment;
●	maintain effective control of our costs and expenses;
●	raise sufficient capital to sustain and expand our business; and
●	attract, retain and motivate qualified personnel.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We envision a period of rapid growth that may impose a significant burden on our administrative and operational resources, which, if not effectively managed, could impair our growth.

Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. The growth of our business will require significant investments of capital and management’s close attention. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, sales and marketing and other personnel; we may be unable to do so. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with capital investments. If we are unable to successfully manage our growth, we may be unable to achieve our goals.

Limited Liability

Our Certificate of Incorporation and Bylaws generally provide that the liability of our officers and directors will be eliminated to the fullest extent allowed under law for their acts on behalf of our Company.

Uncertain Government Regulation

Our business will be subject to extensive regulation. In addition, we may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other United States governmental regulatory authorities or self-regulatory organizations that supervise the markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

We Use A Variety Of Raw Materials, Components And Contract Manufacturing Services In Our Businesses, And Significant Shortages, Supplier Capacity Constraints, Supplier Production Disruptions Or Price Increases Could Increase Our Operating Costs And Adversely Impact The Competitive Positions Of Our Products.

Our reliance on suppliers (including third-party manufacturing suppliers and logistics providers) and commodity markets to secure raw materials and components used in our products exposes us to volatility in the prices and availability of these materials. A disruption in deliveries from our suppliers, supplier capacity constraints, supplier production disruptions, supplier quality issues, closing or bankruptcy of our suppliers, price increases or decreased availability of raw materials or commodities, could have a material adverse effect on our ability to meet our commitments to customers or could increase our operating costs. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases, supplier capacity constraints, supplier production disruptions or the unavailability of some raw materials may have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Economic Conditions

Our business will be materially affected by conditions in the financial markets and economic conditions or events in the United States, the PRC and throughout the world that are outside our control, including, without limitation, changes in interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions and/or other events. In the event of a market downturn, our businesses could be adversely affected in different ways.

We May Incur Material Product Liability Claims That Could Increase Our Costs And Harm Our Financial Condition And Operation Results.

It is possible that widespread product liability claims could increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, as we do not maintain product liability insurance, we will be responsible to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business. We haven’t had any incident wherein damages were reported and determined to be caused by our products.

Implications Of Being An Emerging Growth Company

As a company with less than $1,070,000,000 billion in annual gross revenue during its last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. These provisions include:

●	a requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis included in an initial public offering registration statement;
●	an exemption to provide less than five years of selected financial data in an initial public offering registration statement;
●	an exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting;
●	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; and
●	reduced disclosure about our executive compensation arrangements.

An emerging growth company is also exempt from Section 404(b) of the Sarbanes Oxley Act, which requires that the registered accounting firm shall attest to and report on the assessment of the effectiveness of the internal control structure and procedures for financial reporting. Similarly, as a smaller reporting company we are exempt from Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until such time as we cease being a smaller reporting company.

As an emerging growth company, we are exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 (the “Exchange Act”), which require stockholder approval of executive compensation and golden parachutes.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We would cease to be an emerging growth company upon the earliest of:

●	the first fiscal year following the fifth anniversary of the completion of our initial public offering;
●	the first fiscal year after our annual gross revenues are $1.07 billion or more;
●	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or
●	as of the end of any fiscal year in which the market value of our Common Stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

We Have Identified Material Weaknesses In Our Internal Control Over Financial Reporting. If We Fail To Maintain An Effective System Of Internal Control Over Financial Reporting, We May Not Be Able To Accurately Report Our Financial Results Or Prevent Fraud. As A Result, Stockholders Could Lose Confidence In Our Financial And Other Public Reporting, Which Would Harm Our Business And The Trading Price Of Our Shares.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

We have identified material weaknesses in our internal control over financial reporting in the Company and in Mu Yan Samoa and its subsidiaries. As defined in Regulation 12b-2 under the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented, or detected on a timely basis. Specifically, we determined that we had the following material weaknesses in our internal control over financial reporting: (i) we have limited controls over information processing; (ii) we have inadequate segregation of duties; (iii) we do not have a formal audit committee with a financial expert; and (iv) we do not have sufficient formal written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States of America, or GAAP, and SEC guidelines. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions.

Even if we develop effective internal controls over financial reporting, such controls may become inadequate due to changes in conditions, or the degree of compliance with such policies or procedures may deteriorate, which could result in the discovery of additional material weaknesses and deficiencies. In any event, the process of determining whether our existing internal control over financial reporting is compliant with Section 404 of the Sarbanes-Oxley Act (“Section 404”) and is sufficiently effective requires the investment of substantial time and resources by our senior management. As a result, this process may divert internal resources and take a significant amount of time and effort to complete. In addition, we cannot predict the outcome of this process and whether we will need to implement remedial actions in order to establish effective controls over financial reporting. The determination of whether or not our internal controls are sufficient, and any remedial actions required could result in us incurring additional costs that we did not anticipate, including the hiring of additional outside consultants. We may also fail to timely complete our evaluation, testing and any remediation required to comply with Section 404.

We are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. However, for as long as we are a “smaller reporting company,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. While we could be a smaller reporting company for an indefinite amount of time, and thus relieved of the above-mentioned attestation requirement, an independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Such undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

Rising Competition May Materially Affect Our Operations And Financial Condition

We operate in a highly competitive and rapidly evolving field, and new developments are expected to continue at a rapid pace. Competitors may succeed by expanding their capacity or succeed in developing products that are more efficient, easier to use or less expensive than those which have been or are being developed by us that would render our technology and products obsolete and non-competitive. Any of these actions by our competitors could adversely affect our sales.

Additionally, several companies are developing similar and substitute products to address the same LED backpack field that we are targeting. These competitors may have greater financial and technical resources, productivity and marketing capabilities and facilities and human resources, or they may have a better quality of products, service and production cycle. The competition from these competitors may adversely affect our business.

An increase in competition could result in material selling price reductions or loss of our market share, which could have an adverse material impact on our operations and financial condition.

Negative Publicity May Harm Our Reputation And Have A Material Adverse Effect On Our Business And Operating Results.

Negative publicity involving us, our customers, our management, distributors or our business model may materially and adversely harm our business. We cannot assure you that we will be able to defuse negative publicity about us, our management and/or our products to the satisfaction of our investors, customers and distributors. Such negative publicity, especially when it is directly addressed against us or our products, may also require us to engage in defensive media campaigns. This may cause us to increase our marketing expenses and divert our management’s attention and may adversely impact our business and results of operations.

The Continuing And Collaborative Efforts Of Our Senior Management And Key Employees Are Crucial To Our Success, And Our Business May Be Harmed If We Were To Lose Their Services.

We depend on the continued contributions of our senior management, especially the executive officers listed in the “Management” section of this report, and other key employees, many of whom are difficult to replace. The loss of the services of any of our executive officers or other key employees could materially harm our business. Competition for qualified talent in the market is intense. Our future success is dependent on our ability to attract a significant number of qualified employees and retain existing key employees. If we are unable to do so, our business and growth may be materially and adversely affected. Our need to significantly increase the number of our qualified employees and to retain key employees may cause us to materially increase compensation-related costs, including stock-based compensation.

We May Not Be Able To Adequately Protect Our Intellectual Property, Which Could Cause Us To Be Less Competitive And Third-Party Infringements Of Our Intellectual Property Rights May Adversely Affect Our Business.

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property or seek court declarations that they do not infringe upon our intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

We May Be Subject To Intellectual Property Infringement Claims Or Other Allegations By Third Parties For Information Or Content Displayed On Our Products, Or Distributed To Our Customers, Which May Materially And Adversely Affect Our Business, Financial Condition And Prospects.

We may in the future be subject to intellectual property infringement claims or other allegations by third parties for products and services we provide or for information or content displayed on our product, or distributed to our end customers, which may materially and adversely affect our business, financial condition and prospects. Defending intellectual property litigation is costly and can impose a significant burden on our management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. Such claims, even if they do not result in liability, may harm our reputation. Any resulting liability or expenses, or changes required to our platform to reduce the risk of future liability, may have a material adverse effect on our business, financial condition and prospects.

Performance Of Our Products Depends On The Performance Of The Internet Infrastructure And Fixed Telecommunications Networks.

We primarily rely on a limited number of telecommunication service providers to provide our end customers with data communications capacity through local telecommunications lines and Internet data centers to control the LED screen of our products. Our end customers have limited access to alternative networks or services in the event of disruptions, failures or other problems with Internet infrastructure or the fixed telecommunications networks provided by telecommunication service providers.

Our Business Operations May Be Adversely Affected By The Outbreak Of Coronavirus COVID-19 Or Future Epidemics Or Pandemics.

An outbreak of respiratory illness caused by a novel coronavirus (“COVID-19”) first emerged in Wuhan city, Hubei province, China in late 2019 and continued to expand within the PRC and globally. The new strain of coronavirus is considered highly contagious and poses a serious public health threat. With the aim of containing the COVID-19 outbreak, the PRC government imposed extreme measures across the PRC including, but not limited to, the complete lockdown of Wuhan city on January 23, 2020, partial lockdown measures across various cities in the PRC, the extended shutdown of business operations and mandatory quarantine requirements on infected individuals and anyone deemed potentially infected. On January 30, 2020, the World Health Organization (“WHO”) declared the outbreak of COVID-19 a Public Health Emergency of International Concern and on March 11, 2020, WHO declared COVID-19 a global pandemic.

The COVID-19 pandemic significantly disrupted China’s economy in the first quarter of 2020. Despite the PRC government’s efforts to revive China’s economy, China’s economy experienced a significant slowdown since the outbreak and will continue to face new difficulties and challenges due to the spread of the pandemic, increasing risk of imported cases and heightened volatility and uncertainties in the global economy, and there remains uncertainty as to how soon or whether economic activities in China will rebound to the level prior to the COVID-19 pandemic.

Our business has been and may continue to be adversely impacted. Our sole operating subsidiary is located in China, as are its employees, contract manufacturers and customers. Measures taken in China to control the virus, such as lockdowns, negated the value of our method of advertising. From February to April 2020, people were advised to stay at home as much as possible and to avoid public places and crowds. It is likely that these factors, in addition to temporary closures of non-essential retail establishments, negatively impacted sales of our backpacks. However, since our operating subsidiary, Mu Yan Shenzhen, was formed in September 2019 and did not commence sales of the Huobaobao backpack until January 2020, we have no comparable revenue data for a prior fiscal year, making it impossible to quantify or accurately assess the impact of the COVID-19 pandemic on our business.

The potential downturn brought by and the duration of the COVID-19 outbreak is difficult to assess or predict and the full impact of the virus on our operations will depend on many factors beyond our control. A slowdown in the Chinese economy and/or negative business sentiment could potentially have a significant negative impact on our revenues since companies might be expected to reduce their advertising budgets. A major resurgence of the epidemic in China could be expected to significantly reduce the demand for our products. In addition, our business operations could be disrupted again if any of our employees, or our manufacturers’ employees, is suspected of contracting COVID-19, since all employees could be quarantined and/or facilities shut down for disinfection. The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition remains uncertain. Our business, results of operations, financial condition and prospects could be materially adversely affected to the extent that COVID-19 persists in China or harms the Chinese and global economies in general.

We may also experience negative effects from future public health crises beyond our control. These events are impossible to forecast, their negative effects may be difficult to mitigate and they could adversely affect our business, financial condition and results of operations.

Risks Associated with Doing Business in the PRC

We Derive All Of Our Sales From The PRC.

All of our sales are generated from China. We anticipate that sales of our products in China will continue to represent at least the majority of our total sales in the near future. Any significant decline in the condition of the PRC economy could adversely affect consumer demand for our products, among other things, which in turn would have a material adverse effect on our business and financial condition.

Future Inflation In China May Inhibit Our Activity To Conduct Business In China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as - 2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Fluctuations In Exchange Rates Could Adversely Affect Our Business And The Value Of Our Securities.

The value of the Chinese Yuan (“CNY” or “RMB”) against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions and foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the revised policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The RMB appreciated more than 20% against the U.S. dollar over the three years following the removal of the U.S. dollar peg. Since July 2008, however, the RMB has traded within a narrow range against the U.S. dollar. It is difficult to predict how long the current situation may last and when and how the RMB exchange rates may change going forward.

Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollars. At the holding company level, we rely entirely on dividends and other fees paid to us by our subsidiaries and consolidated affiliated entities in China. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency. Conversely, a significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our Common Stock.

We May Rely On Dividends And Other Distributions On Equity Paid By Our PRC Subsidiaries To Fund Any Cash And Financing Requirements We May Have, And Any Limitation On The Ability Of Our PRC Subsidiaries To Make Payments To Us Could Have A Material And Adverse Effect On Our Ability To Conduct Our Business.

We are a Nevada holding company and we rely principally on dividends and other distributions on equity from our PRC subsidiaries for our cash requirements, including for servicing any debt we may incur. Our PRC subsidiaries’ ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiaries are required to set aside at least 10% of their after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of their registered capital. Our PRC subsidiaries, as foreign invested enterprises, or FIEs, are also required to further set aside a portion of their after-tax profit to fund an employee welfare fund, although the amount to be set aside, if any, is determined at their discretion. These reserves are not distributable as cash dividends. If our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any limitation on the ability of our PRC subsidiaries to distribute dividends or other payments to their shareholders could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

To The Extent That Our Independent Registered Public Accounting Firm’s Audit Documentation Related To Their Audit Reports For The Company Are, Or Will Be, Located In China, The PCAOB May Not Be Able To Inspect Such Audit Documentation And, As A Result, You May Be Deprived Of The Benefits Of Such Inspection.

Our independent registered public accounting firm issued audit opinions on the financial statements included in this Annual Report and will issue audit reports related to the Company in the future. As the auditor of a company filing reports with the SEC and as a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, to the extent that our auditor’s work papers are or become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of our auditor’s work papers in China would make it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may consequently lose confidence in our reported financial information and procedures and the quality of our financial statements. As a result, our investors may be deprived of the benefits of the PCAOB’s oversight of our auditors through such inspections.

In addition, trade tensions and policy changes between China and the United States have also led to measures that could have adverse effects on China-based issuers, including proposed legislation in the United States that would require listed companies whose audit reports and/or auditors are not subject to review by the PCAOB to be subject to enhanced disclosure obligations and be subject to delisting if they do not comply with the requirements. If our auditor is sanctioned or otherwise penalized by the PCAOB or the SEC as a result of failure to comply with inspection or investigation requirements, our financial statements could be determined to be not in compliance with the requirements of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) or other laws or rules in the United States, which could ultimately result in our Common Stock being delisted from whatever exchange it may become listed on.

Risks Related to Our Shares

The OTC And Share Value

Our Common Stock trades over the counter, which may deprive stockholders of the full value of their shares. Our stock is quoted via the Over-The-Counter (“OTC”) Pink Sheets under the ticker symbol “LEPX.” Therefore, our Common Stock is expected to have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for our Common Stock.

Low Market Price

A low market price would severely limit the potential market for our Common Stock. Our Common Stock is expected to trade at a price below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our Common Stock.

Lack Of Market And State Blue Sky Laws

Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws. The holders of our shares of Common Stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even though our shares are quoted on the OTC Market, investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information regarding our Company in an accepted publication that permits a “manual exemption.” This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Penny Stock Regulations

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our Common Stock. The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our Common Stock is currently a “penny stock,” and we are subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker- dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not qualify for exemption from the Penny Stock Rule. In any event, even if our Common Stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Rule 144 Risks

Sales of our Common Stock under Rule 144 could reduce the price of our stock. Issued and outstanding shares of our Common Stock that Rule 144 of the Securities Act defines as restricted securities will be subject to the resale restrictions of Rule 144. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months, may not sell more than 1.0% of the total issued and outstanding shares in any 90-day period and must resell the shares in an unsolicited brokerage transaction at the market price. The availability for sale of substantial amounts of Common Stock under Rule 144 could reduce prevailing market prices for our securities.

No Audit Or Compensation Committee

Because we do not have an audit or compensation committee, stockholders will have to rely on our sole director, who is not independent, to perform these functions. Thus, there is a potential conflict in that our sole director, who is also part of management, will determine management compensation and audit issues that may affect management decisions.

Security Laws Exposure

We are subject to compliance with securities laws, which exposes us to potential liabilities, including potential rescission rights. We may offer to sell shares of our Common Stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We may not seek any legal opinion to the effect that any such offering would be exempt from registration under any federal or state law. Instead, we may elect to rely upon the operative facts as the basis for such exemption, including information provided by investors themselves.

If any such offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial pre-emption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

No Cash Dividends

Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them. We intend to retain any future earnings to finance the development and expansion of our business for the foreseeable future. There is no assurance that stockholders will be able to sell shares of our Common Stock when desired.

Reduced Reporting Requirements For Emerging Growth Companies

We are an “emerging growth company,” as defined in the JOBS Act and take advantage of certain exemptions from various requirements applicable to other reporting companies that are not emerging growth companies including, most significantly, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act for so long as we are an emerging growth company. As a result, if we elect not to comply with such auditor attestation requirements, our investors may not have access to certain information they may deem important.

The JOBS Act also provides that an emerging growth company does not need to comply with any new or revised financial accounting standards until such date that a private company is otherwise required to comply with such new or revised financial accounting standards. The Company has elected to use the extended transition period for complying with new or revised financial accounting standards under Section 102(b)(2) of the JOBS Act that allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Mu Yan Shenzhen leases approximately 978 square meters of office space located at Room 1703B, Zhongzhou Building, No. 3088 Jintian Road, Futian District, Shenzhen City, Guangdong Province, China. The lease term commenced on July 1, 2020 and expires on June 30, 2022. The lease provides for a monthly rent of RMB 154,744 (approximately US$22,154) per month for the first year of the lease and increases by 5% each year thereafter. The lease provides that upon expiration of the lease period, both parties agree to renew the lease. Mu Yan Shenzhen is responsible for paying all utilities and was required to pay a refundable security deposit in the amount of RMB 348,777.

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened material legal or administrative proceedings against us. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock, par value $0.001, is quoted via the OTC Pink Sheets under the ticker symbol “LEPX”. There is no active trading market in our securities.

The quotation of our Common Stock does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our Common Stock will develop in the future. In the absence of an active trading market,

1. Investors may have difficulty buying or selling or obtaining market quotation; and

2. Market visibility of our Common Stock may be limited, which may have a depressive effect on the market price for our Common Stock.

As of October 31, 2020, there were 22 holders of record of our Common Stock.

Dividends

We have never paid any dividends and we plan to retain earnings, if any, for use in the development of our business. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Recent Sales of Unregistered Securities

During the past three years, we have issued the following securities. We believe that each of the following issuances was exempt from registration under Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering.

On August 12, 2020, the Company closed on the Share Exchange with Mu Yan Samoa and the Mu Yan Shareholders. Under the Share Exchange Agreement, the Mu Yan Shareholders exchanged 100% of the outstanding shares of Mu Yan Samoa’s common stock for 300,000,000 shares of the Company’s Common Stock. The shares issued to the Mu Yan Shareholders in connection with the Share Exchange were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold absent registration or an applicable exemption from the registration requirement.

Purchase of our Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plans

As of the date of filing this Annual Report, the Company has not adopted any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to respond to this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this Annual Report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see “Risk Factors.”

Overview

The Company was originally incorporated in Nevada under the name “Lepota Inc.” on December 9, 2013. It maintains its principal executive offices at Room 1703B, Zhongzhou Building, No. 3088 Jintian Road, Futian District, Shenzhen City, Guangdong Province, People’s Republic of China 518000. The Company was formed for the purpose of importing and distributing cosmetics into the Russian Federation.

The Company filed a registration statement on Form S-1 with the SEC on September 18, 2014, which was declared effective on May 4, 2016. However, because the Company did not identify a viable business model or engage in any business prior to the Share Exchange, it was a shell company until August 12, 2020.

On February 18, 2020, as a result of a private transaction, 5,000,000 shares of the Company’s Common Stock were transferred from Rene Lawrence, its controlling shareholder, to certain purchasers (the “Purchasers”), with Zhao Lixin, the Company’s current CEO, becoming a 53.8% holder of the voting rights of the Company, and the Purchasers becoming the controlling shareholders. As a result of the change of control, Iurii Iurtaev resigned as the Company’s president, chief executive officer, chief financial officer and director and Rene Lawrence resigned as the Company’s secretary. Zhao Lixin was then named President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

On August 12, 2020 (the “Closing Date”), the Company closed on the Share Exchange with Mu Yan Samoa and the Mu Yan Shareholders. As a result, Mu Yan Samoa is now a wholly owned subsidiary of the Company. Under the Share Exchange Agreement, the Mu Yan Shareholders exchanged 100% of the outstanding shares of Mu Yan Samoa’s common stock for 300,000,000 shares of the Company’s Common Stock. As a result of the Share Exchange, effective September 22, 2020, the Company’s name was changed to Mu Yan Technology Group Co., Limited.

For accounting purposes, the Share Exchange was treated as a recapitalization of the Company with Mu Yan Samoa as the acquirer. When we refer in this Annual Report to business and financial information for periods prior to the consummation of the Share Exchange, we are referring to the business and financial information of Mu Yan Samoa unless the context suggests otherwise.

As a result of the closing of the Share Exchange, the Mu Yan Shareholders own approximately 98% of the total outstanding common shares of the Company and the former shareholders of the Company own approximately 2%. The shares issued to the Mu Yan Shareholders in connection with the Share Exchange were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold absent registration or an applicable exemption from the registration requirement.

As a result of the recapitalization described above, management of the Company believes that the Company is no longer a shell company. The Company’s operations now consist of the operations of Mu Yan Samoa and its subsidiaries.

Since our operating subsidiary, Mu Yan Shenzhen, was formed in September 2019 and did not commence sales of the Huobaobao backpack until January 2020, we have no comparable revenue data for a prior fiscal year, making it impossible to quantify or accurately assess the impact of the COVID-19 pandemic on our revenues for the fiscal year ended July 31, 2020. However, management believes that the pandemic did negatively impact our results of operations and anticipates that the ongoing pandemic will also have a negative effect on the Company’s results of operations for the 2021 fiscal year, and possibly longer.

Throughout the remainder of this Annual Report, when we use phrases such as “we,” “our,” “Company” and “us,” we are referring to the Company and all of its subsidiaries, as a combined entity.

Results of Operations

For the fiscal years ended July 31, 2020 and 2019

The following summarizes our results of operations for the fiscal year ended July 31, 2020 and the fiscal year ended July 31, 2019. The table and the discussion below should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.

Revenue

Revenue generated from selling our mobile advertisement backpack contributed $9,050,811 and $nil to our total revenue for the fiscal years ended July 31, 2020 and 2019, respectively. The increase in revenue for the fiscal year ended July 31, 2020 was due to our acquisition of Mu Yan Samoa and its subsidiaries.

Cost of Revenue

Cost of revenue for the fiscal years ended July 31, 2020 and 2019 was $3,113,151 and $nil respectively. The significant increase in cost of revenue was a result of our acquisition of Mu Yan Samoa and its subsidiaries. The cost of revenue was predominantly the cost of manufactured goods sold to customers.

We outsourced the assembly processes of our products to subcontractors, and we maintained stable relationships with them.

We outsource our delivery services to two courier companies. Delivery fees are paid by the ultimate customers upon delivery of the products.

Net Profit

	For the year ended		2020 compared to 2019
	July 31,	July 31,	Amount of	% of
	2020	2019	Increase	Increase
Gross Profit	$5,897,733	$-	$5,897,733	N/A
Operating Expenses:
Selling and Marketing Expenses	$(904,192)	$-	$(904,192)	N/A
General and Administrative Expenses	$(900,761)	$(9,945)	$(890,816)	8,957%
Research and Development Expenses	$(322,839)	$-	$(322,839)	N/A
Operating Expenses	$(2,127,792)	$(9,945)	$(2,117,847)	21,296%
Other Income, net	$368,896	$-	$368,896	N/A
Income (Loss) from operations	$4,138,837	$(9,945)	$4,148,782	(41,717)%
Revenue Related Tax	$(1,044,138)	$-	$(1,044,138)	N/A
Net Profit	$3,094,699	$(9,945)	$3,104,644	(31,218)%

Net profit (loss) for the fiscal year ended July 31, 2020 and the fiscal year ended July 31, 2019 were $3,094,699 and $(9,945), respectively.

Selling and Marketing Expenses

Our selling and marketing expenses for the fiscal years ended July 31, 2020 and 2019 were $(904,192) and $nil, respectively. Selling and marketing expenses during the year ended July 31, 2020 were comprised primarily of marketing expenses.

General and Administrative Expenses

Our general and administrative expenses for the fiscal years ended July 31, 2020 and 2019 were $900,761 and $9,945, respectively. General and administrative expenses consisted primarily of administrative payroll, office expense, depreciation charges and other office expenses that are not directly attributable to our revenues.

Research and Development Expenses

Our research and development expenses for the fiscal years ended July 31, 2020 and 2019 were $322,839 and $nil, respectively. Research and development expenses consist primarily of researchers’ payroll and IT services expenses.

Other Income

Other income was attributed from our one-time consulting service provided to potential distributors of our products in the fiscal year ended July 31, 2020.

Income Taxes

Income tax for the fiscal years ended July 31, 2020 and 2019 were $1,044,138 and $nil, respectively.

Summary of Cash Flows

Summary cash flows information for the fiscal years ended July 31, 2020 and 2019 are as follow:

	July 31,
	2020	2019
	(In U.S. Dollars)
Net cash provided by (used in) operating activities	$1,088,504	$(12,445)
Net cash provided by (used in) financing activities	$-	$13,400
Net cash provided by (used in) investing activities	$(231,436)	$-

Net cash provided (used) by operating activities were $1,088,504 and $(12,445) for the fiscal years ended July 31, 2020 and 2019, respectively. The cash provided by operating activities was primarily attributable to advances from customers, inventories, downpayments to suppliers, other payables and amount due to/from related parties.

Net cash used in investing activities during the fiscal year ended July 31, 2020 consisted of the purchase of a motor vehicle and office equipment of $231,436. Net cash used in investing activities during the fiscal year ended July 31, 2019 was $nil.

Financial Condition, Liquidity and Capital Resources

As of July 31, 2020, we had cash on hand of $$864,860, total current assets of $5,498,821 and current liabilities of $2,838,731. The Company had revenues of $9,050,811 and generated a net profit of $3,094,699 for the fiscal year ended July 31, 2020. We believe that our business can generate sufficient cash flows to support the growth of our business.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and amount due from related parties. As of July 31, 2020 and July 31, 2019, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The Company did not have any clients constituting 10% or more of its net revenues for the fiscal year ended July 31, 2020 and the fiscal year ended July 31, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of July 31, 2020 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed financial statements. Actual results could differ from those estimates made by management.

We believe that of our significant accounting policies, which are described in note 2 to our financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Mu Yan Shenzhen leased an office in Shenzhen, PRC, under an operating lease which will terminate in 2022; hence, adoption of this standard by the Company resulted in the recognition of right-of-use assets of $515,589 and operating lease liabilities of $515,589 for the fiscal year ended July 31, 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. All entities may adopt the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is in the process of evaluating the impact of the adoption of this pronouncement on its financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to respond to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MU YAN TECHNOLOGY GROUP CO., LIMITED (fka “LEPOTA INC.”)

AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED

JULY 31, 2020 AND YEAR ENDED

JULY 31, 2019

MU YAN TECHNOLOGY GROUP CO., LIMITED (fka “LEPOTA INC.”)

AND ITS SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mu Yan Technology Group Co., Limited (fka “Lepota Inc.”):

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mu Yan Technology Group Co., Limited (fka “Lepota Inc.”) together with its subsidiaries (“the Company”) as of July 31, 2020, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

The Company has significant transactions with related parties, which are described in Note 9 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ Pan-China Singapore PAC

We have served as the Company’s auditor since 2020.

Singapore
November 13, 2020

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

Lehi, Utah

October 22, 2019

And October 27, 2020

MU YAN TECHNOLOGY GROUP CO., LIMITED (fka “LEPOTA INC.”)

AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF THE YEAR ENDED JULY 31, 2020 AND THE YEAR ENDED JULY 31, 2019

	July 31, 2020	July 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$864,860		$2,334
Down payment to suppliers	$179,426		$-
Amount due from related parties	$1,073,761		$-
Other receivables	$93,067		$-
Inventory, net	$1,212,381		$-
Held for sale assets	$2,075,326		$-
Total Current Assets	$5,498,821		$2,334

NON-CURRENT ASSETS
Property, plant and equipment, net	$204,103		$-
Operating lease right-of-use assets	$515,589		$-
Total non-current assets	$719,692		$-
TOTAL ASSETS	$6,218,513		$2,334

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$307,415		$-
Advance from customers	$1,539,343		$-
Other payables	$229,195		$9,684
Income tax payable	$440,323		$-
Current operating lease liabilities	$257,810		$-
Amount due to related parties	$64,645	$
Total current liabilities	$2,838,731		$9,684
Non-current operating lease liabilities	$257,779		$-
Total non-current liabilities	$257,779	$
TOTAL LIABILITIES	$3,096,510		$9,684
Commitments and contingencies
EQUITY(DEFICIT)
Share capital	$307,430		$307,430
Additional paid in capital	$(263,298)		$(278,130)
Retained profits (accumulated deficit)	$3,058,049		$(36,650)
Foreign currency translation reserve	$19,822		$-
Total equity(deficit)	$3,122,003		$(7,350)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$6,218,513		$2,334

See accompanying notes to the consolidated financial statements.

MU YAN TECHNOLOGY GROUP CO., LIMITED (fka “LEPOTA INC.”)

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEAR ENDED JULY 31, 2020 AND THE YEAR ENDED JULY 31, 2019

	July 31, 2020	July 31, 2019
REVENUES	$9,050,811	$-
COST OF REVENUES	$(3,113,151)	$-
TAXES AND SURCHARGES	$(39,927)	$-
GROSS PROFIT	$5,897,733	$-
OPERATING EXPENSES		-
Selling and marketing expenses	$(904,192)	$-
General and Administrative Expenses	$(900,761)	$(9,945)
Research and development expenses	$(322,839)	$-
Total operating expenses	$(2,127,792)	$(9,945)
OTHER INCOME, NET	$368,896	$-

PROFIT(LOSS) BEFORE TAX	$4,138,837	$(9,945)
INCOME TAX	$(1,044,138)	$-
NET PROFIT(LOSS)	$3,094,699	$(9,945)

Foreign current translation differences	$19,822	$-
TOTAL COMPREHENSIVE PROFIT(LOSS) FOR THE PERIOD	$3,114,521	$(9,945)
EARNINGS PER SHARE
Basic and diluted	$0.01	$(0.00)
Weighted average number of shares outstanding – Basic and diluted	307,430,000	307,430,000

See accompanying notes to the consolidated financial statements.

MU YAN TECHNOLOGY GROUP CO., LIMITED (fka “LEPOTA INC.”)

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEAR ENDED JULY 31, 2020 AND THE YEAR ENDED JULY 31, 2019

			Additional		Foreign
	Common Stock		Paid-in	Retained	Currency	Total
	Shares	Amount	Capital	Earnings	Reserves	Equity
Balance at July 31, 2018	306,090,000	$306,090	$(290,190)	$(26,705)	$-	$(10,805)
Shares issued during the year	1,340,000	1,340	12,060	-	-	$13,400
Foreign currency translation	-	-	-	-	-	$-
Net loss	-	-	-	(9,945)	-	$(9,945)
Balance at July 31, 2019	307,430,000	$307,430	$(278,130)	$(36,650)	$-	$(7,350)
Asset and liabilities discharged by ex-shareholders	-	-	14,832	-	-	$14,832
Foreign currency translation	-	-	-	-	19,822	$19,822
Net profit	-	-	-	3,094,699	-	$3,094,699
Balance at July 31, 2020	307,430,000	$307,430	$(263,298)	$3,058,049	$19,822	$3,122,003

See accompanying notes to the consolidated financial statements.

MU YAN TECHNOLOGY GROUP CO., LIMITED (fka “LEPOTA INC.”)

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEAR ENDED JULY 31, 2020 AND THE YEAR ENDED JULY 31, 2019

	July 31, 2020		July 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$3,094,699		$(9,945)
Adjustments for:	$		$
Depreciation		$28,621		$-
Operating profit before working capital changes:		$3,123,320		$(9,945)
(Increase) decrease in:
Tax Payable		$437,544		$-
Other receivables		$(104,819)		$-
Inventories		$(1,204,731)		$-
Held for sale assets		$(2,062,228)	$
Accrued expense and other payables		$245,355		$(2,500)
Accounts payables		$305,475		$-
Down payment to suppliers		$(178,294)		$-
Advance from customers		$1,529,628		$-
Amount due to a related party		$64,238		$-
Amount due from related parties		$(1,066,984)		$-
Net cash provided by (used in) operating activities		$1,088,504		$(12,445)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment		$(231,436)		$-
Net cash used in investing activities		$(231,436)		$-
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares		$-		$13,400
Net cash provided by financing activities		$-		$13,400
Effect of exchange rate changes on cash and cash equivalents		$5,458		$-
Net increase in cash and cash equivalents		$862,526		$955
Cash and cash equivalents at beginning of period		$2,334		$1,379
CASH AND CASH EQUIVALENTS, END OF PERIOD		$864,860		$2,334
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid		$606,594		$-
Right-of-use assets obtained in exchange for operating lease obligations		$536,444		$-

See accompanying notes to the consolidated financial statements.

MU YAN TECHNOLOGY GROUP CO., LIMITED (fka “LEPOTA INC.”)

AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020 AND THE YEAR ENDED JULY 31, 2019

NOTE 1. DESCRIPTION OF THE BUSINESS AND ORGANIZATION

Mu Yan Technology Group Co., Limited, formerly Lepota Inc. (“MYTG” or the “Company”), is a US holding company incorporated in Nevada on December 9, 2013. Our primary business originally was in the import of cosmetics into the Russian Federation and distribution of the products through shops and drugstores. However, since August 12, 2020, we have been engaged in the mobile advertisment backpack business. The Company’s current address is Room 1703B, Zhongzhou Building, No. 3088, Jintian Road, Futian District, Shenzhen City, Guangdong Province, People’s Republic of China 518000.

On February 18, 2020, as a result of a private transaction, 5,000,000 shares of our common stock (the “Shares”) were transferred from Rene Lawrence to certain purchasers, including Zhao Lixin who became a 53.8% holder of the voting rights of the Company at the time. The consideration paid for the Shares, which represented 67.3% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $257,160. The source of the cash consideration for the Shares was personal funds of the Purchasers.

On April 14, 2020, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to amend the Articles of Incorporation of the Company by increasing the authorized common stock of the Company from 75,000,000 shares to 500,000,000 shares.

Mu Yan Technology Holding Co., Ltd (“Mu Yan Samoa”) was incorporated in the Independent State of Samoa on April 2, 2020. Mu Yan Samoa, together with its subsidiaries, is engaged in the mobile advertisment backpack business.

Mu Yan (Hong Kong) Technology Co., Limited, (“Mu Yan HK”), a wholly-owned subsidiary of Mu Yan Samoa, was incorporated in Hong Kong on January 10, 2020. On June 1, 2020, Mu Yan Samoa entered into an equity transfer agreement with the shareholder of Mu Yan HK, under which Mu Yan Samoa agreed to pay total consideration of HK$1,000 (approximately US$128.21) in cash in exchange for a 100% ownership interest in Mu Yan HK.

Mu Yan (Shenzhen) Media Technology Co., Ltd. (“Mu Yan WFOE”), a wholly-owned subsidiary of Mu Yan HK, was incorporated in the PRC on June 10, 2020.

Mu Yan (Shenzhen) Digital Technology Co., Ltd. (“Mu Yan Shenzhen”) was incorporated in the PRC on September 30, 2019 and became a wholly-owned subsidiary of Mu Yan WFOE on July 1, 2020. Mu Yan Shenzhen sells its mobile advertisement backpacks to consumers in the PRC and worldwide and operates primarily out of the PRC. Mu Yan Shenzhen was controlled by the same owner immediately prior to its acquisition by Mu Yan HK. As these transactions are between entities under common control, the Company has reported the results of operations for the periods in a manner similar to a pooling of interests and has consolidated financial results since the initial date in which the above companies were under common control. Assets and liabilities were combined on their carrying values and no recognition of goodwill was made.

On August 12, 2020, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Mu Yan Samoa, and shareholders who together own shares constituting 100% of the issued and outstanding shares of Mu Yan Samoa and who are listed in Annex I to the Exchange Agreement (the “Sellers”). Pursuant to the terms of the Exchange Agreement, the Sellers transferred to the Company all of their shares of Mu Yan Samoa in exchange for the issuance of 300,000,000 shares (the “Shares”) of the Company’s common stock (representing approximately 98% of the Company’s outstanding common stock upon issuance) (the “Acquisition”). The Acquisition is accounted for as a reverse merger because on a post-merger basis, the former shareholders of Mu Yan Samoa held a majority of our outstanding ordinary shares on a voting and fully diluted basis.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the balances and results of operations of the Company. The consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”).

The accompanying consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. Subsidiaries are all entities over which the Company has control. Control exists when the Company has the power over the entity, exposure or rights to variable returns from involvement in the entity and the ability to use power over the entity to affect returns through its power over the entity. In assessing control, potential voting rights that presently are exercisable are taken into account. The financial statements of subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases.

Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad and rates and methods of taxation.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar and the functional currency is the Chinese Renminbi (“RMB”). All assets and liabilities are translated at exchange rates at the balance sheet date, revenue and expenses are translated at the average yearly exchange rates and equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of equity.

Transactions in currencies other than the functional currencies during the year are converted into the applicable functional currencies at the applicable rates of exchange prevailing at the dates of the transactions. Exchange gains and losses are recognized in the statements of operations. The exchange rates utilized are as follows:

	As of and for the year ended July 31, 2020	As of and for the year ended July 31, 2019
Period-end CNY¥ : US$1 exchange rate	6.98	6.88
Period-average CNY¥ : US$1 exchange rate	7.02	6.83

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent liabilities at the balance sheet date and revenue and expenses in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the valuation allowance for deferred tax assets, economic lives and impairment of property, plant and equipment, allowance for doubtful accounts, etc. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

Fair Value Measurement

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

This ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

At July 31, 2020, the Company has no financial assets or liabilities subject to recurring fair value measurements. The Company’s financial instruments include cash, accounts receivable, advances to suppliers, other receivables, held for sale assets, accounts payable, other payables, taxes payable and related party receivables or payables. Management estimates that the carrying amounts of financial instruments approximate their fair values due to their short-term nature. The fair value of amounts with related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at the bank as of July 31, 2020 and July 31, 2019.

The RMB is not freely convertible into foreign currencies. Under the PRC Foreign Exchange Control Regulations and Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, the Company is permitted to exchange RMB for foreign currencies through banks that are authorized to conduct foreign exchange business.

Accounts Receivable

The current sales mode is for customers to make full payment in advance. Accordingly, there are no accounts receivable as of the fiscal year ended July 31, 2020.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. The Company made no allowance for obsolete finished goods for the year ended July 31, 2020 and the year ended July 31, 2019.

Held for sale assets

Held for sale assets are stated at the lower of their cost or fair value less cost to sell. A gain is recognized for any subsequent increase in fair value less cost to sell, but recognized gains may not exceed the cumulative losses previously recognized.

Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

Motor vehicles	4 years
Office equipment	3 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to the statement of income as incurred, whereas significant renewals and betterments are capitalized.

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Whenever there is an indication showing a permanent decrease in the amount of property, plant and equipment, such as an evidence of obsolescence or physical damage of an asset or significant changes in the manner in which an asset is used or is expected to be used, the Company shall recognize loss on decrease in value of property, plant and equipment in the statement of income where the carrying amount of the asset is higher than the recoverable amount. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. The Company did not record any impairment losses on long-lived assets during the years ended July 31, 20120 and 2019.

Operating leases

The Company determines if an arrangement contains a lease at inception. The Company elected the practical expedient, for all asset classes, to account for each lease component of a contract and its associated non-lease components as a single lease component, rather than allocating a standalone value to each component of a lease. For purposes of calculating operating lease obligations under the standard, the Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company’s leases do not contain material residual value guarantees or material restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease terms. The discount rate used to measure a lease obligation is usually the rate implicit in the lease; however, the Company’s operating leases generally do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is an entity-specific rate that represents the rate of interest a lessee would pay to borrow on a collateralized basis over a similar term with similar payments.

Revenue recognition

Recognition of revenue

Revenue is generated through sale of goods. Revenue is recognized when a customer obtains control of promised goods and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(i)	identification of the promised goods in the contract;

(ii)	determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract;

(iii)	measurement of the transaction price, including the constraint on variable consideration;

(iv)	allocation of the transaction price to the performance obligations; and

(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Contract liabilities

A contract liability is the obligation to transfer goods to a customer for which the Company has received consideration (or an amount of consideration is due) from the customer. If a customer pays consideration before the Company transfers goods or services to the customer, a contract liability is recognized when the payment is made or the payment is due (whichever is earlier). The Company’s contract liabilities comprise advances from customers, which are recognized as revenue when the Company performs under the contract. The balance of advance from customers as of July 31, 2020 and July 31, 2019 are $1,539,343 and $nil respectively.

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all service revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

Other income and other expenses

Other income and other expenses are recognized on an accrual basis in accordance with the substance of the relevant agreements.

Research and development expenses

Research and development expenses include payroll, employee benefits and other operating expenses associated with research and platform development. To date, expenditures incurred between when the application has reached the development stage and when it is substantially complete and ready for its intended use have been inconsequential and, as a result, the Company did not capitalize any qualifying development costs in the accompanying consolidated financial statements.

Earnings per share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share,” which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the reporting period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retrospectively for all periods presented to reflect that change in capital structure.

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The Company had no potentially dilutive shares as of July 31, 2020.

Share capital

Incremental costs directly attributable to the issue of shares are recognized as a deduction from equity.

Related party balances and transactions

A related party is generally defined as:

(i) any person that holds the Company’s securities, including such person’s immediate family,

(ii) the Company’s management,

(iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or

(iv) anyone who can significantly influence the consolidated financial and operating decisions of the Company.

A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Income taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the consolidated financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company does not have any material unrecognized tax benefits.

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. The Company files income tax returns with the relevant government authorities in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended July 31, 2020 and the year ended July 31, 2019. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment.

Recently issued and adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Mu Yan Shenzhen leased an office in Shenzhen, PRC, under an operating lease that terminates in June 2022, hence as of July 31, 2020, the Company adopted this standard, resulting in the recognition of right-of-use assets of $515,589 and operating lease liabilities of $515,589.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements.” This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. All entities may adopt the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is in the process of evaluating the impact of the adoption of this pronouncement on its financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

NOTE 3. OTHER RECEIVABLES

Other receivables consisted of the following:

	July 31, 2020	July 31, 2019
Rental deposit	$49,934	$-
Pending input VAT	$17,378	$-
Others	$25,755	$-
Total	$93,067	$-

Mu Yan Shenzhen leases an office and paid an amount equal to two months’ rent as a security deposit.

NOTE 4. INVENTORIES

Inventories consist of the following:

	July 31, 2020	July 31, 2019
Raw materials	$520,972	$-
Finished goods	$691,409	$-
Total inventories	$1,212,381	$-

There is no inventory allowance for the year ended July 31, 2020 and the year ended July 31, 2019.

NOTE 5. HELD FOR SALE ASSETS

Held for sale assets relate to IT servers acquired during the year. Management plans to sell these IT servers in the next 6 months.

NOTE 6. DOWN PAYMENTS TO SUPPLIERS

The Company has made advances to third-party suppliers. These advances are down payments according to the purchase agreements made to expedite the delivery and preferential prices for the materials and the parts for the goods that the Company sells.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	July 31, 2020	July 31, 2019
Motor vehicles	$204,654	$-
Office equipment	$28,252	$-
Less: accumulated depreciation	$(28,803)	$-
Total	$204,103	$-

Depreciation expense for the year ended July 31, 2020 and the year ended July 31, 2019 was $28,803 and $nil respectively.

NOTE 8. INCOME TAXES

Enterprise income tax (“EIT”)

The Company was incorporated under the laws of the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the years ended July 31, 2020 and 2019.

The Company operates in the PRC and files tax returns in PRC jurisdictions.

The Company’s subsidiary formed in the Independent State of Samoa is not subject to tax on its income or capital gains. In addition, upon payment of dividends by the Company to its shareholders, no withholding tax is imposed.

The Company’s subsidiary formed in Hong Kong is subject to a profits tax rate of 16.5% for income generated and operation in the special administrative region.

Mu Yan Shenzhen operates in the PRC and files tax returns in PRC jurisdictions. Income generated and operations in the PRC are subject to a tax rate of 25%.

The full realization of the tax benefit associated with a carry forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable in the PRC, to income tax expenses are as follows:

	For the year ended July 31, 2020	For the year ended July 31, 2019
PRC statutory tax rate	25%	20%
Expenses not deductible	0.0%	-
Valuation allowance	0.2%	(20)%
Income tax expense	25.2%	-

	For the year ended July 31, 2020	For the year ended July 31, 2019
PRC statutory tax rate	25%	20%
Computed expected (expenses)/benefits	$1,034,709	$(2,025)
Expenses not deductible	$2,833	$-
Valuation allowance	$6,596	$2,025
Income tax expense	$1,044,138	$-

Value added tax (“VAT”)

Pursuant to the Provisional Regulations on Value-Added Tax of the PRC and its implementation regulations, unless otherwise stipulated by relevant laws and regulations, any entity or individual engaged in the sales of goods, provision of processing, repairs and replacement services and importation of goods into China is generally required to pay a value-added tax, or VAT, for revenues generated from sales of products, while qualified input VAT paid on taxable purchases can be offset against such output VAT.

According to the Announcement on Relevant Policies for Deepening Value-added Tax Reform jointly promulgated by the Chinese Ministry of Finance, the State Administration of Taxation and the General Administration of Customs, which became effective on April 1, 2019, the taxable goods previously subject to VAT rates of 16% and 10% respectively become subject to lower VAT rates of 13% and 9% respectively starting from April 1, 2019. Our sales of goods are subject to VAT rates of 13%.

NOTE 9. RELATED PARTIES TRANSACTIONS

The Company had the following balances with related parties:

(a)	Amount due from related parties

	Relationship	For the year ended July 31, 2020	For the year ended July 31,2019
Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	Common shareholder of Winning Match Int’l Co., Ltd which is one of the shareholders of Mu Yan Samoa	$214,752	$-
Bang Bi Tuo (Shen Zhen) Technology Co., LTD.	Mr Zhao Lixin, CEO, is the general manager of this entity	$859,008	$-

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

(b) Amount due to a related party

		For the year ended July 31, 2020	For the year ended July 31, 2019
Wang Zhen	He is one of the shareholders	$64,645	$-

The balance with related party is unsecured, non-interest bearing and repayable on demand.

(c) Transactions

Trade in nature	For the year ended July 31, 2020	For the year ended July 31, 2019
Purchase products from Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	$569,058	$-

Cash advance to related parties
Bang Bi Tuo (Shen Zhen) Technology Co., Ltd.	$859,008	$-
Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	214,752

Cash advance from related parties
Wang Zhen	$797,856	$-

Repayment to related parties
Wang Zhen	$733,614	$-

NOTE 10. RESERVES

Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the company established in the PRC is required to transfer 10% of its annual profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the company’s paid-up capital. Such reserves may be used to offset accumulated losses or increase the registered capital of the company, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. There is no such reserve provided for the year ended July 31, 2020 and the year ended July 31, 2019.

Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s functional currency.

NOTE 11. LEASES

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Effective July 1, 2020, the Company adopted this standard, resulting in the recognition of right-of-use assets of $515,589 and operating lease liabilities of $515,589.

The adoption of the new lease guidance did not have a material impact on the Company’s results of operations or liquidity, but resulted in the recognition of operating lease liabilities and operating lease right-of-use assets on its balance sheets. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company has a lease for the office in Shenzhen, PRC, under an operating lease expiring in June 2022, which is classified as an operating lease. There are no residual value guarantees and no restrictions or covenants imposed by the lease. Rent expense for the years ended July 31, 2020 and 2019 were $184,486 and $nil, respectively. Cash paid for the operating lease was included in the operating cash flows.

There are no residual value guarantees and no restrictions or covenants imposed by the lease. As of July 31, 2020, the Company has $515,589 of right-of-use assets, $257,810 in current operating lease liabilities and $257,779 in non-current operating lease liabilities.

Significant assumptions and judgments made as part of the adoption of this new lease standard include determining (i) whether a contract contains a lease, (ii) whether a contract involves an identified asset, and (iii) which party to the contract directs the use of the asset. The discount rates used to calculate the present value of lease payments were determined based on hypothetical borrowing rates available to the Company over terms similar to the lease terms.

The Company’s future minimum payments under long-term non-cancelable operating leases are as follows:

2020
Within 1 year	$276,757
After 1 year but within 5 years	$263,942
Total lease payments	$540,699
Less: imputed interest	$(25,110)
Total lease obligations	$515,589
Less: current obligations	$(257,810)
Long-term lease obligations	$257,779

Other information:

	For the years ended July 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:		$
Operating cash flow from operating lease	$22,978		$-
Right-of-use assets obtained in exchange for operating lease liabilities	$536,444		$-
Remaining lease term for operating lease (years)	2		-
Weighted average discount rate for operating lease	4.75%		-

NOTE 12. SUBSEQUENT EVENTS

On September 22, 2020, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Nevada to effect the change of the Company’s name to Mu Yan Technology Group Co., Limited, effective September 22, 2020.

Except for the matter discussed above and the reverse merger discussed in Note 1, no other subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 10, 2020, the Company dismissed Jorgensen & Co. (“Jorgensen”) as our independent registered public accounting firm. The reports of Jorgensen on our financial statements for the fiscal years ended July 31, 2019 and 2018 did not contain an adverse opinion or disclaimer of opinion, and they were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports included a going concern qualification. During our fiscal years ended July 31, 2019 and 2018 and the subsequent interim period preceding their dismissal, there were no disagreements with Jorgensen, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Jorgensen, would have caused them to make reference to the subject matter of the disagreement in connection with their report on our financial statements.

On June 10, 2020, the Company engaged Pan-China Singapore PAC (“PCCPA”) to replace Jorgensen as its independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ended July 31, 2020.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our principal executive officer, Zhao Lixin, and principal financial officer, Feng Wanning, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of July 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of July 31, 2020. The material weaknesses identified were as follows::

● Due to the small size of the Company and the lack of an accounting and finance department or a sufficient number of experienced accounting and finance personnel, there were limited controls over information processing.

● There was an inadequate segregation of duties consistent with control objectives as management was composed of only three persons at fiscal year-end, and there remains an issue with inadequate segregation of duties as of the date of filing this Annual Report. In order to remedy this situation, we would need to hire additional managers and staff to provide greater segregation of duties. Currently, it is not financially feasible to hire additional managers and staff to obtain optimal segregation of duties. Management will reassess this matter on an ongoing basis to determine whether improvement in segregation of duties is feasible.

● The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the Board oversight role within the financial reporting process.

● Although the financial statements and footnotes are reviewed by our management, we do not have formal policies and procedures necessary to adequately review significant accounting transactions and the accounting treatment of those transactions.

As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of July 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Evaluation of Internal Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting at July 31, 2020, and determined that, as of July 31, 2020, our internal control over financial reporting was not effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Controls over Financial Reporting

There have been no changes to our internal controls over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our current directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices Held	Date Appointed
Zhao Lixin	43	President, CEO and Sole Director	February 18, 2020
Feng Wanning	45	Treasurer and CFO	August 12, 2020
Sun Chenchen	31	Secretary	August 12, 2020

The following is a brief description of the background of our officers and directors.

Mr. Zhao Lixin, age 42, has been the President, Chief Executive Officer and a director of the Company since February 18, 2020. Mr. Zhao also served as our Treasurer, Chief Financial Officer and Secretary from February 18, 2020 until August 12, 2020. Mr. Zhao graduated from Qingdao University of Technology with a bachelor degree in Mechanical Design in 2000. From January 2016 until now, Mr. Zhao has worked at Liaocheng Yili Network Information Technology Company Limited (“LYN”), as company chairman. He is responsible for making company decisions and strategizing the direction of the company. In addition, he is involved in technology innovation. Since July 2019, he has worked as a research officer of the Muyan Block Chain (Digital Assets) Business Model Research Institute of China Management Science Research Institute. His main role is to provide advice and ideas on the feasibility of corresponding digital asset operation developments. In September 2018, he won the “Top Ten Innovative People in Leading China’s Economic Development Industry” Award in China, rewarding his contribution in the block chain technology development field.

Ms. Feng Wanning, age 45, has been the Treasurer and Chief Financial Officer of the Company since August 12, 2020. Ms. Feng received her MBA from Tianjin University in 2016. In 2016, she served as Chief Financial Officer of Asia Equity Exchange Group, Inc. (OTCQB: AEEX). Since March 2017, Ms. Feng has served as Chief Financial Officer of Century Investment Holding Company, based in Shenzhen, China. Ms. Feng has served as the Financial Controller of Mu Yan Shenzhen since November 2019.

Ms. Sun Chenchen, age 31, has been the Secretary of the Company since August 12, 2020. In 2017, Ms. Sun graduated from Harbin University of Commerce with a graduate degree in administration. From 2017 to 2019, Ms. Sun worked as a staff member in the Retired Cadre Work Office of the Suihua Administration of Heilongjiang Agricultural Reclamation Bureau. Since November 2019, Ms. Sun has worked as Mr. Zhao’s assistant at Mu Yan Shenzhen.

Term of Office

Our sole director holds his position until the next annual meeting of shareholders and until his successor is elected and qualified by our shareholders, or until his earlier death, retirement, resignation or removal.

Family Relationships

There are no family relationships between the Company and any of our current or proposed directors or executive officers.

Corporate Governance

Our board of directors has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our Board. Because we do not have any independent directors, our Board believes that the establishment of committees of our Board would not provide any benefits to the Company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our shareholders, including the minimum qualifications for director candidates, nor have our officers and directors established a process for identifying and evaluating director nominees.

As with most small companies, until such time as we further develop our business, achieve a stronger revenue base and have sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board to include one or more independent directors, we intend to establish an audit committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our Board.

Communications with the Board of Directors

Shareholders with questions about the Company are encouraged to contact the Company by sending communications to the attention of the Chief Executive Officer at Room 1703B, Zhongzhou Building, No. 3088, Jintian Road, Futian District, Shenzhen City, Guangdong Province, PRC 518000. Stockholders may communicate with the Board of Directors by sending their communications to the Board of Directors, c/o the Chief Executive Officer at the same address.

Director Compensation

Our current sole director is an employee of the Company. He has not received and will not receive compensation for his service outside the compensation set forth in the Summary Compensation Table below.

If our Board consists of any non-employee directors in the future, we may compensate our non- employee directors for their service in the future. We also intend to allow our non-employee directors to participate in any equity compensation plans that we adopt in the future.

Director Independence

None of our directors qualifies as an “independent director” under the rules of NASDAQ, Marketplace Rule 4200(a).

Audit Committee

We do not presently have an audit committee. Our Board of Directors currently acts as our audit committee.

Nominating Committee

We do not presently have a nominating committee. Our Board of Directors currently acts as our nominating committee.

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the fiscal year ended July 31, 2020.

Involvement in Certain Legal Proceedings

During the past ten years no current or incoming director, executive officer, promoter or control person of the Company has been involved in any of the following:

(1) A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses) ;

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation;

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease and desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended July 31, 2020, 2019 and 2018 to (i) all individuals who served as our principal executive officer or acted in a similar capacity for us at any time during the two fiscal years ended July 31, 2020 and 2019, and (ii) all individuals that served as executive officers of the Company at any time during the two fiscal years ended July 31, 2020 and 2019 who received annual compensation during the two fiscal year ended July 31, 2020 and 2019 in excess of $100,000. None of our executive officers received annual compensation during the two fiscal years ended July 31, 2020 in excess of $100,000.

Summary Compensation Table

Compensation Paid
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Compensation ($)
Zhao Lixin, CEO, CFO(1)	2020 2019 2018	0 0 0	0 0 0	0 0 0
Iurii Iurtaev, CEO, CFO(2)	2020 2019 2018	0 0 0	0 0 0	0 0 0
Feng Wanning, CFO(3)	2020 2019 2018	0 0 0	0 0 0	0 0 0
Sun Chenchen, Secretary(4)	2020 2019 2018	0 0 0	0 0 0	0 0 0

(1) Zhao Lixin has served as our Chief Executive Officer from February 18, 2019 through the present. He also served as our Chief Financial Officer from February 18, 2019 to August 12, 2020.

(2) Iurii Iurtaev served as our Chief Executive Officer and Chief Financial Officer during the fiscal year ended July 31, 2018 and thereafter through February 18, 2019.

(3) Feng Wanning has served as our Chief Financial Officer from August 12, 2020 through the present.

(4) Sun Chenchen has served as our Secretary from August 12, 2020 through the present.

Employment Agreements

Feng Wanning, our Treasurer and CFO, has entered into a one-year Employment Agreement with Mu Yan Shenzhen for a term which commenced November 25, 2019 and which terminates on November 24, 2020, unless renewed by mutual agreement or earlier terminated. The contract may be terminated by mutual agreement or by either party under certain specified conditions. Ms. Feng is currently paid a monthly salary of RMB 45,000, after tax. Ms. Feng has also entered into a Confidentiality Agreement with Mu Yan Shenzhen.

Sun Chenchen, our Secretary, has entered into a one-year Employment Agreement with Mu Yan Shenzhen for a term which commenced November 11, 2019 and which terminates on November 10, 2020, unless renewed by mutual agreement or earlier terminated. The contract may be terminated by mutual agreement or by either party under certain specified conditions. Ms. Sun is currently paid a monthly salary of RMB 8,000. Ms. Sun has also entered into a Confidentiality Agreement with Mu Yan Shenzhen.

Outstanding Equity Awards at July 31, 2020

At this time, we do not have any outstanding equity awards and do not have any equity incentive, option or similar plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October 31, 2020 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of October 31, 2020, we had 307,430,000 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is Room 1703B, Zhongzhou Building, No. 3088, Jintian Road, Futian District, Shenzhen City, Guangdong Province, PRC 518000.

All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Officers and Directors
Zhao Lixin, Chief Executive Officer and Director	4,000,000	1.30%
Feng Wanning, Chief Financial Officer	348,570	0.11%
Sun Chenchen, Secretary	150,000	0.05%

Total Held by Officers and Directors as a Group (3 persons):	4,498,570	1.46%

Five Percent Shareholders
Mega Champion Holdings Co., Ltd	90,000,000	29.28%
Winning Match International Co., Ltd	75,000,000	24.40%
Praise Sheen Co., Ltd	75,000,000	24.40%
Wang Zhen	60,000,000	19.52%

(1) Based on 307,430,000 shares of Common Stock outstanding. Includes, where applicable, shares of Common Stock issuable upon the exercise of warrants and conversion of debt held by such person that may be exercised within 60 days. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of Common Stock beneficially owned by them.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policy Regarding Transactions with Related Persons

We do not have a formal, written policy for the review, approval or ratification of transactions between us and any director or executive officer, nominee for director, 5% stockholder or member of the immediate family of any such person that is required to be disclosed under Item 404(a) of Regulation S-K.

Certain Relationships and Related Transactions, Director Independence

SEC rules require us to disclose any transaction or currently proposed transaction in which we were a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or 1% of the average of our total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director or holder of 5% or more of our Common Stock, or an immediate family member of any of those persons.

Related Party Transactions

During the fiscal year ended July 31, 2020, the Company paid $569,058 to Hang Zhou Huo Bao Bao AD and Media Co., Limited (“Hang Zhou”) for the purchase of products and made cash advances to that company aggregating $214,752. The sole shareholder of Hang Zhou is also the sole shareholder of one of the Company’s principal shareholders, which received its shares in the Share Exchange. As of July 31 2020, none of the $214,752 advanced to Hang Zhou by the Company had been repaid. The advances are non-interest bearing and due on demand.

During the fiscal year ended July 31, 2020, the Company made cash advances aggregating $859,008 to Bang Bi Tuo (Shen Zhen) Technology Co., Limited (“Bang Bi Tuo”). Mr. Zhao Lixin, the Company’s Chief Executive Officer, is the general manager of Bang Bi Tuo. As of July 31 2020, none of the $859,008 advanced to Bang Bi Tuo by the Company had been repaid. The advances are non-interest bearing and due on demand.

During the fiscal year ended July 31, 2020, the Company received cash advances aggregating $797,856 from Wang Zhen, one of the Company’s principal shareholders, who received his shares in the Share Exchange. As of July 31 2020, $733,614 had been repaid to Mr. Zhen. The balance was repaid in August 2020.

Item 14. Principal Accountant Fees and Services.

Pan-China Singapore PAC is the Company’s independent registered public accounting firm for the fiscal year ended July 31, 2020. For the fiscal year ended July 31, 2019, the Company’s independent registered public accounting firm was Jorgensen & Co. Fees billed to the Company for the last two fiscal years are set forth below:

	Fiscal Year Ended July 31,		Fiscal Year Ended July 31,
	2020		2019
Audit Fees	$90,000	(1)	$8,000	(3)
Audit Related Fees	$50,000	(2)	$—
Tax Fees	—		—
All other Fees	—		—
Total	$140,000		$8,000

(1) “Audit Fees” consist of fees billed for services rendered for the audit of the Company’s annual consolidated financial statements included in the Company’s annual reports on Form 10-K and other regulatory filings.

(2) “Audit related fees” are for review of the consolidated financial statements included in the Company’s interim reports on Form 10-Q.

(3) Consists of fees billed for services rendered in connection with the audit of the Company’s financial statements and for the reviews of its financial statements for the quarters ended January 31, 2017, April 30, 2017 and October 31, 2016.

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

Exhibit
Number	Description

10.4	English translation of Office Lease Contract of Mu Yan (Shenzhen) Digital Technology Co., Limited
10.5	English translation of Employment Agreement of FENG Wanning
10.6	English translation of Employment Agreement of SUN Chenchen
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2020	MU YAN TECHNOLOGY GROUP CO., LIMITED

	By:	/s/ ZHAO Lixin
ZHAO Lixin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2020	By:	/s/ ZHAO Lixin
ZHAO Lixin, President, CEO and Director

Date: November 13, 2020	By:	/s/ FENG Wanning
FENG Wanning, Treasurer and CFO

Date: November 13, 2020	By:	/s/ SUN Chenchen
SUN Chenchen, Secretary

