Form 10-Q
period 2020-10-31
Mu Yan Technology Group Co., Ltd
filed 2020-12-14
CIK 1617351

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-1915008

MU YAN TECHNOLOGY GROUP CO., LIMITED

(Formerly, Lepota Inc.)

(Exact name of registrant as specified in its charter)

Nevada	EIN 47-1549749
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

Room 1703B, Zhongzhou Building,

No. 3088, Jintian Road, Futian District

Shenzhen City, Guangdong Province

People’s Republic of China 518000

(Address of principal executive offices)

+86 0755 8325-7679

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ] No [X]

As of November 30, 2020, the registrant had 307,430,000 shares of common stock issued and outstanding.

PART I

Item 1. Financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF THE PERIOD ENDED OCTOBER 31, 2020 AND THE YEAR ENDED JULY 31, 2020

	Three Months Ended
	October 31, 2020	July 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$165,726	$864,860
Down payment to suppliers	$26,983	$179,426
Amount due from related parties	$581,568	$1,073,761
Other receivables	$3,063,649	$93,067
Inventory, net	$721,205	$1,212,381
Held for sale assets	$2,156,077	$2,075,326
Total current assets	$6,715,208	$5,498,821

Non-current assets
Property, plant and equipment, net	$199,388	$204,103
Operating lease right-of-use assets	$470,135	$515,589
Total non-current assets	$669,523	$719,692

Total assets	$7,384,731	$6,218,513

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,082,600	$307,415
Advance from customers	$-	$1,539,343
Other payables	$220,656	$229,195
Income tax payable	$766,758	$440,323
Current operating lease liabilities	$274,214	$257,810
Amount due to related parties	$89,359	$64,645

Total current liabilities	$2,433,587	$2,838,731

Non-current liabilities
Lease liabilities, non-current	$195,921	$257,779

Total non-current liabilities	$195,921	$257,779

Total liabilities	$2,629,508	$3,096,510

Stockholders’ deficit

Common stock ($0.001 par value, 500,000,000 shares authorized, 307,430,000 shares issued and outstanding at October 31, 2020 and July 31, 2020, respectively)(1)	$307,430	$307,430
Additional paid-in capital(1)	$(263,298)	$(263,298)
Retained profits (accumulated deficit)	$4,553,051	$3,058,049
Foreign currency translation reserve	$158,040	$19,822
Total stockholders’ equity (deficit)	$4,755,223	$3,122,003

Total liabilities and stockholders’ deficit	$7,384,731	$6,218,513

(1) Par value of shares, additional paid-in capital and share data have been retroactively restated to give effect to the share exchange effected on August 12, 2020. See Note 1. “Business – History of the Company.”

See accompanying notes to the condensed consolidated financial statements.

MU YAN TECHNOLOGY GROUP CO., LIMITED (fka “LEPOTA INC.”)

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

AND

THE THREE MONTHS ENDED OCTOBER 31, 2019

(Unaudited)

	Three Months Ended
	October 31, 2020	October 31, 2019
Revenues	$4,551,255		$-
Cost of revenues	$(1,955,934)		$-
Taxes and surcharges	$(39,527)		$-
Gross profit	$2,555,794		$-
Operating expenses
Selling and marketing expenses	$(141,005)		$-
General and administrative expenses	$(326,233)		$(4,662)
Research and development expenses	$(86,782)	$
Total operating expenses	$(554,020)		$(4,662)

Other income, net	$46		$-

Profit (loss) before tax	$2,001,820		$(4,662)

Income tax	$(506,818)		$-

Net profit (loss)	$1,495,002		$(4,662)

Foreign currency translation differences	$138,218		$-

Total comprehensive profit (loss)	$1,633,220		$(4,662)

(Loss) earnings per share – basic and diluted(1)	$0.01		$ (0.00) (2)

Weighted average number of shares – basic and diluted(1)	307,430,000		307,430,000

(1) Share and per share data have been retroactively restated to give effect to the share exchange effected on August 12, 2020. See Note 1. “Business – History of the Company.”

(2)A loss of less than $(0.01) per share.

See accompanying notes to the condensed consolidated financial statements.

MU YAN TECHNOLOGY GROUP CO., LIMITED (fka “LEPOTA INC.”)

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020 AND THE YEAR ENDED JULY 31, 2020

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Foreign Currency	Total
	Shares	Amount	Capital	Earnings	Reserves	Equity
Balance at July 31, 2019	307,430,000	$307,430	$(278,130)	$(36,650)	$-	$(7,350)
Net loss	-	$-	$-	$(4,662)	$-	$(4,662)
Balance at October 31, 2019	307,430,000	$307,430	$(278,130)	$(41,312)	$-	$(12,012)

Balance at July 31, 2020	307,430,000	$307,430	$(263,298)	$3,058,049	$19,822	$3,122,003
Foreign currency translation	-	$-	$-	$-	$138,218	$138,218
Net profit	-	$-	$-	$1,495,002	$-	$1,495,002
Balance at October 31, 2020	307,430,000	$307,430	$(263,298)	$4,553,051	$158,040	$4,755,223

See accompanying notes to the condensed consolidated financial statements.

MU YAN TECHNOLOGY GROUP CO., LIMITED (fka “LEPOTA INC.”)

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

AND

THE THREE MONTHS ENDED OCTOBER 31, 2019

(Unaudited)

	October 31, 2020	October 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$1,495,002	$(4,662)
Adjustments for:	$	$
Depreciation	$14,856	$-
Operating profit before working capital changes:	$1,509,858	$(4,662)
(Increase) decrease in:
Accounts receivable	$-	$-
Tax Payable	$303,302	$-
Other receivables	$(2,957,626)	$-
Inventories	$532,432	$-
Accrued expense and other payables	$(5,916)	$-
Accounts payable	$754,832	$-
Down payment to suppliers	$157,672	$-
Advance from customers	$(1,581,657)	$-
Amount due to a related party	$20,213	$-
Amount due from related parties	$547,428	$-
Net cash used in operating activities	$(719,462)	$(4,662)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	$(2,339)	$-
Net cash used in investing activities	$(2,339)	$-
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares	$-	$2,500
Net cash provided by financing activities	$-	$2,500
Effect of exchange rate changes on cash and cash equivalents	$22,667	$-
Net decrease in cash and cash equivalents	$(699,134)	$(2,162)
Cash and cash equivalents at beginning of period	$864,860	$2,334
CASH AND CASH EQUIVALENTS, END OF PERIOD	$165,726	$172
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$200,916	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$470,135	$-

See accompanying notes to the condensed consolidated financial statements.

MU YAN TECHNOLOGY GROUP CO., LIMITED (fka “LEPOTA INC.”)

AND ITS SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED OCTOBER 31, 2020 AND THE QUARTER ENDED OCTOBER 31, 2019

(UNAUDITED)

NOTE 1. DESCRIPTION OF THE BUSINESS AND ORGANIZATION

Mu Yan Technology Group Co., Limited, formerly Lepota Inc. (“MYTG” or the “Company”), is a US holding company incorporated in Nevada on December 9, 2013. Our primary business originally was in the import of cosmetics into the Russian Federation and distribution of the products through shops and drugstores. However, since August 12, 2020, we have been engaged in the mobile advertisement backpack business. The Company’s current address is Room 1703B, Zhongzhou Building, No. 3088, Jintian Road, Futian District, Shenzhen City, Guangdong Province, People’s Republic of China 518000.

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

Mu Yan Technology Holding Co., Ltd (“Mu Yan Samoa”) was incorporated in the Independent State of Samoa on April 2, 2020. Mu Yan Samoa, together with its subsidiaries, is engaged in the mobile advertisement backpack business.

Mu Yan (Hong Kong) Technology Co., Limited, (“Mu Yan HK”), a wholly-owned subsidiary of Mu Yan Samoa, was incorporated in Hong Kong on January 10, 2020. On June 1, 2020, Mu Yan Samoa entered into an equity transfer agreement with the shareholder of Mu Yan HK, under which Mu Yan Samoa agreed to pay total consideration of HKD 1,000 (approximately $128.21) in cash in exchange for a 100% ownership interest in Mu Yan HK.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the balances and results of operations of the Company. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”).

The accompanying condensed consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Basis of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. Subsidiaries are all entities over which the Company has control. Control exists when the Company has the power over the entity, exposure or rights to variable returns from involvement in the entity and the ability to use power over the entity to affect returns through its power over the entity. In assessing control, potential voting rights that presently are exercisable are taken into account. The financial statements of subsidiaries are included in the condensed consolidated financial statements from the date that control commences until the date that control ceases.

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

Transactions in currencies other than the functional currencies during the period are converted into the applicable functional currencies at the applicable rates of exchange prevailing at the dates of the transactions. Exchange gains and losses are recognized in the statements of operations. The exchange rates utilized are as follows:

	As of and for the three months ended October 31, 2020	As of and for the three months ended October 31, 2019
Period-end CNY¥ : US$1 exchange rate	6.72	7.05
Period-average CNY¥ : US$1 exchange rate	6.80	7.07

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent liabilities at the balance sheet date and revenue and expenses in the condensed consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the valuation allowance for deferred tax assets, economic lives and impairment of property, plant and equipment, allowance for doubtful accounts, etc. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

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

At October 31, 2020, the Company has no financial assets or liabilities subject to recurring fair value measurements. The Company’s financial instruments include cash, accounts receivable, advances to suppliers, other receivables, held for sale assets, accounts payable, other payables, taxes payable and related party receivables or payables. Management estimates that the carrying amounts of financial instruments approximate their fair values due to their short-term nature. The fair value of amounts with related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at the bank as of October 31, 2020 and July 31, 2020.

The RMB is not freely convertible into foreign currencies. Under the PRC Foreign Exchange Control Regulations and Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, the Company is permitted to exchange RMB for foreign currencies through banks that are authorized to conduct foreign exchange business.

Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. The Company’s credit terms are dependent upon the segment, and the customer. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not probable, The Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made as of October 31, 2020 and July 31, 2020.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. The Company made no allowance for obsolete finished goods for the three months ended October 31, 2020 and the year ended July 31, 2020.

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Whenever there is an indication showing a permanent decrease in the amount of property, plant and equipment, such as an evidence of obsolescence or physical damage of an asset or significant changes in the manner in which an asset is used or is expected to be used, the Company shall recognize loss on decrease in value of property, plant and equipment in the statement of income where the carrying amount of the asset is higher than the recoverable amount. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. The Company did not record any impairment losses on long-lived assets during the three months ended October 31, 2020 and the year ended July 31, 2020.

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

Revenue recognition

Recognition of revenue

Revenue is generated through the sale of goods. Revenue is recognized when a customer obtains control of promised goods and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

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

Contract liabilities

A contract liability is the obligation to transfer goods to a customer for which the Company has received consideration (or an amount of consideration is due) from the customer. If a customer pays consideration before the Company transfers goods or services to the customer, a contract liability is recognized when the payment is made or the payment is due (whichever is earlier). The Company’s contract liabilities comprise advances from customers, which are recognized as revenue when the Company performs under the contract. The balances of advances from customers as of October 31, 2020 and July 31, 2020 are $nil and $1,539,343 respectively.

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

Research and development expenses

Research and development expenses include payroll, employee benefits and other operating expenses associated with research and platform development. To date, expenditures incurred between when the application has reached the development stage and when it is substantially complete and ready for its intended use have been inconsequential and, as a result, the Company did not capitalize any qualifying development costs in the accompanying condensed consolidated financial statements.

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

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The Company had no potentially dilutive shares as of October 31, 2020.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended October 31, 2020 and the three months ended October 31, 2019. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment.

Recently issued and adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company leased an office in Shenzhen, PRC, under an operating lease that terminates in June 2022, hence as of October 31, 2020, the Company adopted this standard, resulting in the recognition of right-of-use assets of $470,135 and operating lease liabilities of $470,135.

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

NOTE 3. OTHER RECEIVABLES

Other receivables consisted of the following:

	October 31, 2020	July 31, 2020
Rental deposit	$51,877	$49,934
Pending input VAT	$-	$17,378
Prepaid legal service fee	$52,500	$-
Amount due from third parties	$2,929,888	$-
Others	$29,384	$25,755
Total	$3,063,649	$93,067

The Company leases an office and paid an amount equal to two months’ rent as a security deposit.

Between August 20, 2020 and November 10, 2020, the Company’s bank account was subject to restricted use by the bank. The amount due from third parties relates to collections of sales proceeds for said period by third parties on behalf of the Company. On November 10, 2020, the restrictions on the bank account were removed. The Company expects to receive the full amount owed to it by these third parties by the end of December 2020.

NOTE 4. INVENTORIES

Inventories consist of the following:

	October 31, 2020	July 31, 2020
Raw materials	$292,295	$520,972
Finished goods	$428,910	$691,409
Total inventories	$721,205	$1,212,381

There is no inventory allowance for the three months ended October 31, 2020 and the year ended July 31, 2020.

NOTE 5. HELD FOR SALE ASSETS

Held for sale assets relate to IT servers acquired during the year ended July 31, 2020. Management plans to sell these IT servers in the next 6 months.

NOTE 6. DOWN PAYMENTS TO SUPPLIERS

The Company has made advances to third-party suppliers. These advances are down payments according to the purchase agreements made to expedite the delivery and preferential prices for the materials and the parts for the goods that the Company sells.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	October 31, 2020	July 31, 2020
Motor vehicles	$212,617	$204,654
Office equipment	$31,716	$28,252
Less: accumulated depreciation	$(44,945)	$(28,803)
Total	$199,388	$204,103

During the three months ended October 31, 2020, the Company acquired office equipment consisting of one notebook computer, costing $428, and five cell phones, costing an aggregate of $1,937, for a total cost of $2,365. Depreciation expense for the three months ended October 31, 2020 and the year ended July 31, 2020 was $44,945 and $28,803, respectively.

NOTE 8. INCOME TAXES

Enterprise income tax (“EIT”)

The Company was incorporated under the laws of the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the three months ended October 31, 2020 and the year ended July 31, 2020.

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

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable in the PRC, to income tax expenses are as follows:

	For the three months ended October 31, 2020	For the year ended July 31, 2020
PRC statutory tax rate	25%	25%
Expenses not deductible	0.1%	0.0%
Valuation allowance	0.2%	0.2%
Income tax expense	25.3%	25.2%

	For the three months ended October 31, 2020	For the year ended July 31, 2020
PRC statutory tax rate	25%	25%
Computed expected (expenses)/benefits	$500,455	$1,034,709
Expenses not deductible	$2,600	$2,833
Valuation allowance	$3,763	$6,596
Income tax expense	$506,818	$1,044,138

Value added tax (“VAT”)

Pursuant to the Provisional Regulations on Value-Added Tax of the PRC and its implementation regulations, unless otherwise stipulated by relevant laws and regulations, any entity or individual engaged in the sales of goods, provision of processing, repairs and replacement services and importation of goods into China is generally required to pay a value-added tax, or VAT, for revenues generated from sales of products, while qualified input VAT paid on taxable purchases can be offset against such output VAT. According to the Announcement on Relevant Policies for Deepening Value-added Tax Reform jointly promulgated by the Chinese Ministry of Finance, the State Administration of Taxation and the General Administration of Customs, which became effective on April 1, 2019, the taxable goods previously subject to VAT rates of 16% and 10%, respectively, become subject to lower VAT rates of 13% and 9%, respectively, starting from April 1, 2019. Our sales of goods are subject to VAT rates of 13%.

NOTE 9. RELATED PARTIES TRANSACTIONS

The Company had the following balances with related parties:

  (a) Amount due from related parties

	Relationship	For the three months ended October 31, 2020	For the year ended July 31, 2020
Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	Common shareholder of Winning Match Int’l Co., Ltd which is one of the shareholders of Mu Yan Samoa	$133,865	$214,752
Bang Bi Tuo (Shen Zhen) Technology Co., LTD.	Mr Zhao Lixin, CEO of this entity	$446,216	$859,008
Wang Zhen	He is shareholder	$1,487	$-

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

(b) Amount due to a related party

		For the three months ended October 31, 2020	For the year ended July 31, 2020
Wang Zhen	He is one of the shareholders	$-	$64,645
Zhao Lixin	He is CEO	$89,359	$-

The balance with related party is unsecured, non-interest bearing and repayable on demand.

(c) Transactions

Trade in nature	For the three months ended October 31, 2020	For the year ended July 31, 2020
Purchase products from Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	$-	$569,058
Service provided by Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	$80,887	$-

Cash advance to related parties
Bang Bi Tuo (Shen Zhen) Technology Co., Ltd.	$-	$859,008
Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	$-	$214,752
Wang Zhen	$113,490	$-

Repayment from related parties
Bang Bi Tuo (Shen Zhen) Technology Co., Ltd.	$412,792	$-
Wang Zhen	$112,002	$-

Cash advance from related parties
Wang Zhen	$-	$797,856
Zhao Lixin	$90,251	$-

Repayment to related parties
Wang Zhen	$64,242	$733,614
Zhao Lixin	$892	$-

NOTE 10. RESERVES

Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the company established in the PRC is required to transfer 10% of its annual profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the company’s paid-up capital. Such reserves may be used to offset accumulated losses or increase the registered capital of the company, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. There is no such reserve provided for the three months ended October 31, 2020 and the year ended July 31, 2020.

Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s functional currency.

NOTE 11. LEASES

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Effective July 1, 2020, the Company adopted this standard, resulting in the recognition of right-of-use assets of $470,135 and operating lease liabilities of $470,135.

The adoption of the new lease guidance did not have a material impact on the Company’s results of operations or liquidity, but resulted in the recognition of operating lease liabilities and operating lease right-of-use assets on its balance sheets. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company has a lease for the office in Shenzhen, PRC, under an operating lease expiring in June 2022, which is classified as an operating lease. There are no residual value guarantees and no restrictions or covenants imposed by the lease. Rent expense for the three months ended October 31, 2020 and the three months ended October 31, 2019 were $70,153 and $nil, respectively. Cash paid for the operating lease was included in the operating cash flows.

There are no residual value guarantees and no restrictions or covenants imposed by the lease. As of October 31, 2020, the Company has $470,135 of right-of-use assets, $274,214 in current operating lease liabilities and $195,921 in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancelable operating leases are as follows:

October 31,2020
Within 1 year	$290,693
After 1 year but within 5 years	$199,427
Total lease payments	$490,120
Less: imputed interest	$(19,985)
Total lease obligations	$470,135
Less: current obligations	$(274,214)
Long-term lease obligations	$195,921

Other information:

	For the three months ended
	October 31, 2020	October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$71,618	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$470,135	$-
Remaining lease term for operating lease (years)	2	-
Weighted average discount rate for operating lease	4.75%	-

NOTE 12. SUBSEQUENT EVENTS

No subsequent events.

Item 2. Management’s discussion and analysis of financial condition and results of operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this Quarterly Report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see “Risk Factors.”

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

On August 12, 2020 (the “Closing Date”), the Company closed on a share exchange (the “ Share Exchange”) with Mu Yan Technology Holding Co., Limited, a limited liability company incorporated in Samoa (“Mu Yan Samoa”), and the holders of 100% of the outstanding shares of Mu Yan Samoa’s common stock (the “Mu Yan Shareholders”). As a result, Mu Yan Samoa is now a wholly owned subsidiary of the Company. Under the Share Exchange Agreement, the Mu Yan Shareholders exchanged 100% of the outstanding shares of Mu Yan Samoa’s common stock for 300,000,000 shares of the Company’s Common Stock. As a result of the Share Exchange, effective September 22, 2020, the Company’s name was changed to Mu Yan Technology Group Co., Limited.

For accounting purposes, the Share Exchange was treated as a recapitalization of the Company with Mu Yan Samoa as the acquirer. When we refer in this Quarterly Report to business and financial information for periods prior to the consummation of the Share Exchange, we are referring to the business and financial information of Mu Yan Samoa unless the context suggests otherwise.

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

An outbreak of respiratory illness caused by a novel coronavirus (“COVID-19”) first emerged in Wuhan city, Hubei province, China in late 2019 and has continued to expand within the PRC and globally. Since our operating subsidiary, Mu Yan Shenzhen, was formed in September 2019 and did not commence sales of our products until January 2020, we have no comparable revenue data for the prior three month period ended October 31, 2019, making it impossible to quantify or accurately assess the impact of the COVID-19 pandemic on our revenues for the three month period ended October 31, 2020. However, management believes that the pandemic did negatively impact our results of operations for the fiscal year ended July 31, 2020 and anticipates that the ongoing pandemic will also have a negative effect on the Company’s results of operations for the 2021 fiscal year, and possibly longer.

Throughout the remainder of this Quarterly Report, when we use phrases such as “we,” “our,” “Company” and “us,” we are referring to the Company and all of its subsidiaries, as a combined entity.

Results of Operations

For the three months ended October 31, 2020 and 2019

The following summarizes our results of operations for the three months ended October 31, 2020 and the three months ended October 31, 2019. The table and the discussion below should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Revenue

Revenue generated from selling our mobile advertisement backpack contributed $4,551,255 and $Nil to our total revenue for the three months ended October 31, 2020 and 2019, respectively. The increase in revenue for the three months ended October 31, 2020 was due to our acquisition of Mu Yan Samoa and its subsidiaries.

Cost of Revenue

Cost of revenue for the three months ended October 31, 2020 and 2019 was $1,955,934 and $Nil respectively. The significant increase in cost of revenue was a result of our acquisition of Mu Yan Samoa and its subsidiaries. The cost of revenue was predominantly the cost of manufactured goods sold to customers.

We outsourced the assembly processes of our products to subcontractors, and we maintained stable relationships with them.

We outsource our delivery services to two courier companies. Delivery fees are paid by the ultimate customers upon delivery of the products.

Net Profit

	Three months ended		2020 compared to 2019
	October 31,	October 31,	Amount of	% of
	2020	2019	Increase	Increase
Gross Profit	$2,555,794	$-	$2,555,794	N/A
Operating Expenses:
Selling and Marketing Expenses	$(141,005)	$-	$(141,005)	N/A
General and Administrative Expenses	$(326,233)	$(4,662)	$(321,571)	6,898%
Research and Development Expenses	$(86,782)	$-	$(86,782)	N/A
Operating Expenses	$(554,020)	$(4,662)	$(549,358)	11,784%
Other Income, net	$46	$-	$46	N/A
Income (Loss) from operations	$2,001,820	$(4,662)	$2,006,482	(43,038)%
Revenue Related Tax	$(506,818)	$-	$(506,818)	N/A
Net Profit	$1,495,002	$(4,662)	$1,499,664	(32,168)%

Net profit (loss) for the three months ended October 31, 2020 and the three months ended October 31, 2019 were $1,495,002 and $(4,662), respectively.

Selling and Marketing Expenses

Our selling and marketing expenses for the three months ended October 31, 2020 and 2019 were $141,005 and $Nil, respectively. Selling and marketing expenses during the three months ended October 31, 2020 were comprised primarily of marketing expenses.

General and Administrative Expenses

Our general and administrative expenses for the three months ended October 31, 2020 and 2019 were $326,233 and $4,662, respectively. General and administrative expenses consisted primarily of administrative payroll, office expense, depreciation charges and other office expenses that are not directly attributable to our revenues.

Research and Development Expenses

Our research and development expenses for the three months ended October 31, 2020 and 2019 were $86,782 and $Nil, respectively. Research and development expenses consist primarily of researchers’ payroll and IT services expenses.

Income Taxes

Income tax for the three months ended October 31, 2020 and 2019 were $506,818 and $Nil, respectively.

Summary of Cash Flows

Summary cash flows information for the three months ended October 31, 2020 and 2019 are as follow:

	October 31,
	2020	2019
	(In U.S. Dollars)
Net cash provided by (used in) operating activities	$(719,462)	$(4,662)
Net cash provided by (used in) financing activities	$(2,339)	$-
Net cash provided by (used in) investing activities	$-	$2,500

Net cash used in operating activities were $719,462 and $4,662 for the three months ended October 31, 2020 and 2019, respectively. The cash used in operating activities during the six months ended October 31, 2020 was primarily attributable to other receivables and advances from customers.

Net cash used in investing activities during the three months ended October 31, 2020 was $2,339, consisting entirely from the acquisition of property, plant and equipment. Net cash provided by or used in investing activities during the three months ended October 31, 2019 was $Nil.

Net cash provided by or used in financing activities during the three months ended October 31, 2020 was $Nil. Net cash provided by financing activities during the three months ended October 31, 2019 was $2,500 and was derived entirely from the sale of common shares.

Financial Condition, Liquidity and Capital Resources

As of October 31, 2020, we had cash on hand of $165,726, total current assets of $6,715,208 and current liabilities of $2,433,587. The Company had revenues of $4,551,255 and generated a net profit of $1,495,002 for the three months ended October 31, 2020. We believe that our business can generate sufficient cash flows to support the growth of our business.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and amount due from related parties. As of October 31, 2020 and October 31, 2019, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The Company did not have any clients constituting 10% or more of its net revenues for the three month period ended October 31, 2020 and the three month period ended October 31, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of October 31, 2020 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to respond to this item.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our principal executive officer, Zhao Lixin, and principal financial officer, Feng Wanning, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of October 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of October 31, 2020. The material weaknesses identified were as follows:

● Due to the small size of the Company and the lack of an accounting and finance department or a sufficient number of experienced accounting and finance personnel, there were limited controls over information processing.

● There was an inadequate segregation of duties consistent with control objectives as management was composed of only three persons at October 31, 2020, and there remains an issue with inadequate segregation of duties as of the date of filing this Quarterly Report. In order to remedy this situation, we would need to hire additional managers and staff to provide greater segregation of duties. Currently, it is not financially feasible to hire additional managers and staff to obtain optimal segregation of duties. Management will reassess this matter on an ongoing basis to determine whether improvement in segregation of duties is feasible.

● The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the Board of Directors oversight role within the financial reporting process.

● Although the financial statements and footnotes are reviewed by our management, we do not have formal policies and procedures necessary to adequately review significant accounting transactions and the accounting treatment of those transactions.

As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of October 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting at October 31, 2020, and determined that, as of October 31, 2020, our internal control over financial reporting was not effective.

Changes in Internal Controls over Financial Reporting

There have been no changes to our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company, or our common stock, in which an adverse decision could have a material adverse effect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 2020	MU YAN TECHNOLOGY GROUP CO., LIMITED

	By:	/s/ ZHAO Lixin
ZHAO Lixin, President

Date: December 14, 2020	By:	/s/ FENG Wanning
FENG Wanning, Treasurer and CFO

