Form 10-Q
period 2021-01-31
Mu Yan Technology Group Co., Ltd
filed 2021-03-22
CIK 1617351

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

Yes [  ] No [X]

As of January 31, 2021, the registrant had 307,430,000 shares of common stock issued and outstanding.

PART I

Item 1. Financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF THE PERIOD ENDED JANUARY 31, 2021 AND THE YEAR ENDED JULY 31, 2020

	Six Months Ended	Fiscal Year Ended
	January 31, 2021	July 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$515,925	$864,860
Down payment to suppliers	$35,566	$179,426
Amount due from related parties	$604,244	$1,073,761
Other receivables	$2,088,153	$93,067
Accounts receivable	3,863	-
Inventory, net	$194,766	$1,212,381
Held for sale assets	$2,240,142	$2,075,326
Total current assets	$5,682,659	$5,498,821

Non-current assets
Property, plant and equipment, net	$351,402	$204,103
Operating lease right-of-use assets	$419,584	$515,589
Total non-current assets	$770,986	$719,692

Total assets	$6,453,645	$6,218,513

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$476,041	$307,415
Advance from customers	$-	$1,539,343
Other payables	$145,183	$229,195
Income tax payable	$603,134	$440,323
Current operating lease liabilities	$291,606	$257,810
Amount due to related parties	$-	$64,645
Total current liabilities	$1,515,964	$2,838,731

Non-current liabilities
Lease liabilities, non-current	$127,978	$257,779
Total non-current liabilities	$127,978	$257,779

Total liabilities	$1,643,942	$3,096,510

Stockholders’ deficit
Common stock ($0.001 par value, 500,000,000 shares authorized, 307,430,000 shares issued and outstanding at January 31, 2021 and July 31, 2020, respectively)(1)	$307,430	$307,430
Additional paid-in capital(1)	$(263,298)	$(263,298)
Retained profits (accumulated deficit)	$4,457,385	$3,058,049
Foreign currency translation reserve	$308,186	$19,822
Total stockholders’ equity (deficit)	$4,809,703	$3,122,003
Total liabilities and stockholders’ deficit	$6,453,645	$6,218,513

(1) Par value of shares, additional paid-in capital and share data have been retroactively restated to give effect to the share exchange effected on August 12, 2020. See Note 1. “Description of the Business and Organization.”

See accompanying notes to the condensed consolidated financial statements.

MU YAN TECHNOLOGY GROUP CO., LIMITED (fka “LEPOTA INC.”)

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2021

AND

JANUARY 31, 2020

(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020

Revenues	$1,607,713	$3,089,571	$6,158,967	$3,089,571
Cost of revenues	$(636,865)	$(1,196,521)	$(2,592,799)	$(1,196,521)
Additional tax	$(11,947)	$(9,068)	$(51,474)	$(9,068)
Gross profit	$958,901	$1,883,982	$3,514,694	$1,883,982
Operating expenses
Selling and marketing expenses	$(474,317)	$(292,380)	$(615,322)	$(292,380)
General and administrative expenses	$(488,901)	$(328,034)	$(815,133)	$(353,155)
Research and development expenses	$(83,694)	$(27,676)	$(170,476)	$(27,676)
Total operating expenses	$(1,046,912)	$(648,090)	$(1,600,931)	$(673,211)

Other income, net	$5,516	$33,757	$5,562	$33,757

Profit before tax	$(82,495)	$1,269,649	$1,919,325	$1,244,528

Income tax	$(13,172)	$(224,738)	$(519,989)	$(224,738)

Net profit (loss)	$(95,667)	$1,044,911	$1,399,336	$1,019,790

Foreign currency translation differences	$150,146	$22,174	$288,364	$22,174

Total comprehensive profit	$54,480	$1,067,085	$1,687,700	$1,041,964

Earnings per share – basic and diluted(1)	$(0.00)	$0.00	$0.00	$0.00

Weighted average number of shares – basic and diluted(1)	307,430,000	307,430,000	307,430,000	307,430,000

(1) Share and per share data have been retroactively restated to give effect to the share exchange effected on August 12, 2020. See Note 1. “Description of the Business and Organization.”

See accompanying notes to the condensed consolidated financial statements.

MU YAN TECHNOLOGY GROUP CO., LIMITED (fka “LEPOTA INC.”)

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED JANUARY 31, 2021 AND THE YEAR ENDED JULY 31, 2020

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Foreign Currency	Total
	Shares	Amount	Capital	Earnings	Reserves	Equity
Balance at July 31, 2019	307,430,000	$307,430	$(278,130)	$(36,650)	$-	$(7,350)
Foreign currency translation	-	$-	$-	$-	$22,174	$22,174
Net profit	-	$-	$-	$1,019,789	$-	$1,019,789
Balance at January 31, 2020	307,430,000	$307,430	$(278,130)	$983,139	$22,174	$1,034,613

Balance at July 31, 2020	307,430,000	$307,430	$(263,298)	$3,058,049	$19,822	$3,122,003
Foreign currency translation	-	$-	$-	$-	$288,364	$288,364
Net profit	-	$-	$-	$1,399,336	$-	$1,399,336
Balance at January 31, 2021	307,430,000	$307,430	$(263,298)	$4,457,385	$308,186	$4,809,703

See accompanying notes to the condensed consolidated financial statements.

MU YAN TECHNOLOGY GROUP CO., LIMITED (fka “LEPOTA INC.”)

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

AND

THE SIX MONTHS ENDED JANUARY 31, 2020

(Unaudited)

	January 31, 2021		January 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$1,399,336		$1,019,789
Adjustments for:	$		$
Depreciation		$30,494		$783
Operating profit before working capital changes:		$1,429,830		$1,020,572
(Increase) decrease in:
Accounts receivable		$(3,753)		$-
Tax Payable		$118,759		$2,709
Other receivables		$(1,985,648)		$(269,666)
Inventories		$1,082,060		$(304,268)
Accrued expense and other payables		$(107,861)		$104,797
Accounts payable		$140,090		$333,186
Down payment to suppliers		$153,590		$(242,051)
Advance from customers		$(1,581,657)		$491,326
Amount due from related parties		$540,435		$-
Net cash used in operating activities		$(214,155)		$1,136,604
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment		$(157,836)		$(226,649)
Net cash used in investing activities		$(157,836)		$(226,649)
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares		$-		$5,600
Net cash provided by financing activities		$-		$5,600
Effect of exchange rate changes on cash and cash equivalents		$23,056		$2,484
Net decrease in cash and cash equivalents		$(348,935)		$918,039
Cash and cash equivalents at beginning of period		$864,860		$2,334
CASH AND CASH EQUIVALENTS, END OF PERIOD		$515,925		$920,373
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid		$449,116		$222,029
Right-of-use assets obtained in exchange for operating lease liabilities		$419,584		$-

See accompanying notes to the condensed consolidated financial statements.

MU YAN TECHNOLOGY GROUP CO., LIMITED (fka “LEPOTA INC.”)

AND ITS SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021 AND THE SIX MONTHS ENDED JANUARY 31, 2020

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

On August 12, 2020, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), with Mu Yan Samoa and shareholders who together own shares constituting 100% of the issued and outstanding shares of Mu Yan Samoa and who are listed in Annex I to the Exchange Agreement (the “Sellers”). Pursuant to the terms of the Exchange Agreement, the Sellers transferred to the Company all of their shares of Mu Yan Samoa in exchange for the issuance of 300,000,000 shares (the “Shares”) of the Company’s common stock (representing approximately 98% of the Company’s outstanding common stock upon issuance) (the “Acquisition”). The Acquisition is accounted for as a reverse merger because on a post-merger basis, the former shareholders of Mu Yan Samoa held a majority of our outstanding ordinary shares on a voting and fully diluted basis.

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

Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environment in the PRC and by the general state of the PRC economy.

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

Transactions in currencies other than the functional currencies during the period are converted into the applicable functional currencies at the applicable rates of exchange prevailing at the dates of the transactions. Exchange gains and losses are recognized in the statements of operations. The exchange rates utilized are as follows:

	As of and for the six months ended January 31, 2021	As of and for the six months ended January 31, 2020
Period-end CNY¥ : US$1 exchange rate	6.47	6.88
Period-average CNY¥ : US$1 exchange rate	6.66	7.02

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

At January 31, 2021, the Company has no financial assets or financial liabilities subject to recurring fair value measurements. The Company’s financial instruments include cash, accounts receivable, advances to suppliers, other receivables, held for sale assets, accounts payable, other payables, taxes payable and related party receivables or payables. Management estimates that the carrying amounts of financial instruments approximate their fair values due to their short-term nature. The fair value of amounts with related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at the bank as of January 31, 2021 and July 31, 2020.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made as of January 31, 2021 and July 31, 2020.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. The Company made no allowance for obsolete finished goods for the six months ended January 31, 2021 and the year ended July 31, 2020.

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Whenever there is an indication showing a permanent decrease in the amount of property, plant and equipment, such as an evidence of obsolescence or physical damage of an asset or significant changes in the manner in which an asset is used or is expected to be used, the Company shall recognize loss on decrease in value of property, plant and equipment in the statement of income where the carrying amount of the asset is higher than the recoverable amount. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. The Company did not record any impairment losses on long-lived assets during the six months ended January 31, 2021 and the year ended July 31, 2020.

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

Revenue recognition

Recognition of revenue

Revenue is generated through the sale of goods and rendering services. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(i)	identification of the promised goods and services in the contract;

(ii)	determination of whether the promised goods and services are performance obligations, including whether they are distinct in the context of the contract;

(iii)	measurement of the transaction price, including the constraint on variable consideration;

(iv)	allocation of the transaction price to the performance obligations; and

(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Contract liabilities

A contract liability is the obligation to transfer goods to a customer for which the Company has received consideration (or an amount of consideration is due) from the customer. If a customer pays consideration before the Company transfers goods or services to the customer, a contract liability is recognized when the payment is made or the payment is due (whichever is earlier). The Company’s contract liabilities comprise advances from customers, which are recognized as revenue when the Company performs under the contract. The balances of advances from customers as of January 31, 2021 and July 31, 2020 are $nil and $1,539,343 respectively.

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

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The Company had no potentially dilutive shares as of January 31, 2021.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six months ended January 31, 2021 and the six months ended January 31, 2020. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment.

Recently issued and adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company leased an office in Shenzhen, PRC, under an operating lease that terminates in June 2022, hence as of January 31, 2021, the Company adopted this standard, resulting in the recognition of right-of-use assets of $419,584 and operating lease liabilities of $419,584.

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

NOTE 3. OTHER RECEIVABLES

Other receivables consisted of the following:

	January 31, 2021	July 31, 2020
Rental deposit	$53,899	$49,934
Pending input VAT	$24,246	$17,378
Prepaid legal service fee	$36,750	$-
Amount due from third parties	$1,924,608	$-
Others	$48,650	$25,755
Total	$2,088,153	$93,067

The Company leases an office and paid an amount equal to two months’ rent as a security deposit.

Between August 20, 2020 and November 10, 2020, the Company’s bank account was subjected to restricted use by the People’s Bank of China. The amount due from third parties relates to collections of sales for the said period by third parties on behalf of the Company. On November 10, 2020, the bank account was no longer subjected to any restrictions and the Company expects to receive the full amount by end of April 15, 2021.

NOTE 4. INVENTORIES

Inventories consist of the following:

	January 31, 2021	July 31, 2020
Raw materials	$96,331	$520,972
Finished goods	$98,435	$691,409
Total inventories	$194,766	$1,212,381

There is no inventory allowance for the six months ended January 31, 2021 and the year ended July 31, 2020.

NOTE 5. HELD FOR SALE ASSETS

Held for sale assets relate to IT servers acquired during the year ended July 31, 2020. Management plans to sell these IT servers by the end of April 2021.

NOTE 6. DOWN PAYMENTS TO SUPPLIERS

The Company has made advances to third-party suppliers. These advances are down payments according to the purchase agreements made to expedite the delivery and preferential prices for the materials and the parts for the goods that the Company sells.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	January 31, 2021	July 31, 2020
Motor vehicles	$377,126	$204,654
Office equipment	$36,757	$28,252
Less: accumulated depreciation	$(62,481)	$(28,803)
Total	$351,402	$204,103

During the six months ended January 31, 2021, the Company acquired 1 motor vehicle costing $156,219 and office equipment consisting of 2 notebook computers, costing an aggregate of $2,665 and 7 cell phones, costing an aggregate of $3,596, for a total cost of $162,480. Depreciation expense for the six months ended January 31, 2021 and the year ended July 31, 2020 was $62,481 and $28,803, respectively.

NOTE 8. INCOME TAXES

Enterprise income tax (“EIT”)

The Company was incorporated under the laws of the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the six months ended January 31, 2021 and the year ended July 31, 2020.

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

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable in the PRC, to income tax expenses are as follows:

	For the six months ended January 31, 2021	For the year ended July 31, 2020
PRC statutory tax rate	25%	25%
Expenses not deductible	0.3%	0.0%
Valuation allowance	1.8%	0.2%
Income tax expense	27.1%	25.2%

	For the six months ended January 31, 2021	For the year ended July 31, 2020
PRC statutory tax rate	25%	25%
Computed expected (expenses)/benefits	$487,532	$1,034,709
Expenses not deductible	$5,429	$2,833
Valuation allowance	$27,028	$6,596
Income tax expense	$519,989	$1,044,138

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

According to the Announcement on Relevant Policies for Deepening Value-added Tax Reform jointly promulgated by the Chinese Ministry of Finance, the State Administration of Taxation and the General Administration of Customs, which became effective on April 1, 2019, the taxable goods previously subject to VAT rates of 16% and 10%, respectively, become subject to lower VAT rates of 13% and 9% respectively starting from April 1, 2019. Our sales of goods are subject to VAT rates of 13%.

NOTE 9. RELATED PARTIES TRANSACTIONS

The Company had the following balances with related parties:

(a) Amount due from related parties

	Relationship	For the six months ended January 31, 2021	For the year ended July 31, 2020
Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	Common shareholder of Winning Match Int’l Co., Ltd which is one of the shareholders of Mu Yan Samoa	$139,084	$214,752
Bang Bi Tuo (Shen Zhen) Technology Co., LTD.	Mr. Zhao Lixin, CEO of this entity	$463,614	$859,008
Wang Zhen	He is shareholder	$1,545	$-

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

(b) Amount due to a related party

		For the six months ended January 31, 2021	For the year ended July 31, 2020
Wang Zhen	He is one of the shareholders	$-	$64,645

The balance with related party is unsecured, non-interest bearing and repayable on demand.

(c) Transactions

Trade in nature	For the six months ended January 31, 2021	For the year ended July 31, 2020
Purchase products from Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	$-	$569,058
Service provided by Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	$90,073	$-

Cash advance to related parties
Bang Bi Tuo (Shen Zhen) Technology Co., Ltd.	$-	$859,008
Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	$-	$214,752
Wang Zhen	$115,818	$-

Repayment from related parties
Bang Bi Tuo (Shen Zhen) Technology Co., Ltd.	$450,363	$-
Wang Zhen	$114,273	$-

Cash advance from related parties
Wang Zhen	$-	$797,856

Repayment to related parties
Wang Zhen	$64,645	$733,614

NOTE 10. RESERVES

Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the company established in the PRC is required to transfer 10% of its annual profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the company’s paid-up capital. Such reserves may be used to offset accumulated losses or increase the registered capital of the company, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. There is no such reserve provided for the six months ended January 31, 2021 and the year ended July 31, 2020.

Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s functional currency.

NOTE 11. LEASES

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Effective July 1, 2020, the Company adopted this standard resulting in the recognition of right-of-use assets of $419,584 and operating lease liabilities of $419,584 as of January 31, 2021.

The adoption of the new lease guidance did not have a material impact on the Company’s results of operations or liquidity, but resulted in the recognition of operating lease liabilities and operating lease right-of-use assets on its balance sheets. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company has a lease for the office in Shenzhen, PRC, under an operating lease expiring in June 2022, which is classified as an operating lease. There are no residual value guarantees and no restrictions or covenants imposed by the lease. Rent expense for the six months ended January 31, 2021 and the six months ended January 31, 2020 were $144,306 and $nil, respectively. Cash paid for the operating lease was included in the operating cash flows.

There are no residual value guarantees and no restrictions or covenants imposed by the lease. As of January 31, 2021, the Company has $419,584 of right-of-use assets, $291,606 in current operating lease liabilities and $127,978 in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancelable operating leases are as follows:

January 31,2021
Within 1 year	$305,319
After 1 year but within 5 years	$129,501
Total lease payments	$434,820
Less: imputed interest	$(15,236)
Total lease obligations	$419,584
Less: current obligations	$(291,606)
Long-term lease obligations	$127,978

Other information:

	For the six months ended
	January 31, 2021	January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$148,820	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$419,584	$-
Remaining lease term for operating lease (years)	1	-
Weighted average discount rate for operating lease	4.75%	-

NOTE 12. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how the chief operating decision-maker reviews the businesses, makes investing and resource allocation decisions, and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following two segments:

(a)	Mobile advertisement backpack. Including manufacturing and distribution of backpacks;and
(b)	Advertising services. Providing logistic services;

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three and six months ended January 31, 2021 and 2020 are as follows:

	Three months ended January 31,		Six months ended January 31,
Revenues	2021	2020	2021	2020
Mobile advertisement backpack	$1,290,676	$3,089,571	$5,832,660	$3,089,571
Advertising services	$317,037	$-	$326,307	$-
Total of reportable segments and consolidated revenue	$1,607,713	$3,089,571	$6,158,967	$3,089,571

Income from operations by segment for the three and six months ended January 31, 2021 and 2020 are as follows:

	Three months ended		Six months ended
	January 31,		January 31,
	2021	2020	2021	2020
Mobile advertisement backpack	$724,762	$1,893,050	$3,310,812	$1,893,050
Advertising services	$92,386	$-	$101,656	$-
Total of reportable segments	$817,148	$1,893,050	$3,412,468	$1,893,050
Reconciliation – Corporate	$(899,643)	$(623,402)	$(1,493,143)	$(648,522)
Total consolidated profit(loss) from operations	$(82,495)	$1,269,648	$1,919,325	$1,244,528

Total assets by segment as at January 31, 2021 and July 31, 2020 are as follows:

Total assets	January 31, 2021	July 31, 2020
Mobile advertisement backpack	$3,310,812	$4,138,837
Advertising services	165,844	-
Total of reportable segments	$3,476,655	$4,138,837
Reconciliation – Corporate	2,976,989	2,079,676
Consolidated total assets	$6,453,645	$6,218,513

NOTE 13. SUBSEQUENT EVENTS

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

The Company filed a registration statement on Form S-1 with the SEC on September 18, 2014, which was declared effective on May 4, 2016. However, because the Company did not identify a viable business model or engage in any business prior to the share exchange discussed below, it was a shell company until August 12, 2020.

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

An outbreak of respiratory illness caused by a novel coronavirus (“COVID-19”) first emerged in Wuhan city, Hubei province, China in late 2019 and has continued to expand within the PRC and globally. Since our operating subsidiary, Mu Yan Shenzhen, was formed in September 2019 and did not commence sales of our products until January 2020, we have no comparable revenue data for the prior six month period ended January 31, 2020, making it impossible to quantify or accurately assess the impact of the COVID-19 pandemic on our revenues for the six month period ended January 31, 2021. However, management believes that the pandemic did negatively impact our results of operations and anticipates that the ongoing pandemic will also have a negative effect on the Company’s results of operations for the 2021 fiscal year, and possibly longer.

Throughout the remainder of this Quarterly Report, when we use phrases such as “we,” “our,” “Company” and “us,” we are referring to the Company and all of its subsidiaries, as a combined entity.

Results of Operations for the three months ended January 31, 2021 and 2020

The following summarizes our results of operations for the three months ended January 31, 2021 and 2020. The table and the discussion below should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Revenue

Revenue generated from selling our mobile advertisement backpack contributed $1,290,676 and $3,089,571 to our total revenue for the three months ended January 31, 2021 and 2020, respectively. The decrease in revenue generated by mobile advertisement backpack sales resulted from a suspension of sales during the quarter while the Company worked on upgrading and updating the hardware and the software utilized in the mobile advertisement backpack. . During the three months ended January 31, 2021, we sold 3,423 backpacks, whereas during the three months ended January 31, 2020, we sold 5,729. The hardware and software improvements are expected to be completed in May of 2021

Revenue generated from advertising services contributed $317,037 and $Nil to our total revenue for the three months ended January 31, 2021 and 2020, respectively. The increase in revenue from advertising services was due to the fact that the Company did not commence operations in this business segment until December 2020.

Total revenue for the three months ended January 31, 2021 and 2020 were $1,607,713 and $3,089,571, respectively.

Cost of Revenue

	Three months ended January 31,				Increase (decrease) in
	2021		2020		2021 compared to 2020
	(In U.S. dollars, except for percentages)
Net revenue for mobile advertisement backpack	$1,290,676	100.0%	$3,089,571	100%	$(1,808,165)	(58.5)%
Inventory	$565,913	44.2%	$1,196,521	38.7%	$(630,608)	(52.7)%
Total cost of revenue for mobile advertisement backpack	$565,913	44.2%	$1,196,521	38.7%	$(630,608)	(52.7)%
Gross profit for mobile advertisement backpack	$715,493	55.8%	$1,893,050	61.3%	$(1,177,557)	(62.2)%

Net revenue for advertising services	$317,037	100.0%	$-	-	$317,037	N/A
Labor	$6,764	2.1%	$-	-	$6,764	N/A
Marketing	$64,188	19.6%	$-	-	$64,188	N/A
Total cost of revenue for advertising services	$70,952	21.7%	$-	-	$70,952	N/A
Gross Profit for advertising services	$255,355	78.3%	$-	-	$255,355	N/A
Total cost of revenue	$636,865	39.6%	$1,196,521	38.7%	$(559,656)	(46.8)%
Gross profit before additional tax	$970,848	60.4%	$1,893,050	61.3%	$(922,202)	(48.7)%

Cost of revenue for our mobile advertisement backpack for the three months ended January 31, 2021 and 2020 was $565,913 and $1,196,521 respectively. The significant decrease in cost of revenue for our mobile advertisement backpack was due to the fact that the Company sold only 3,423 mobile advertisement backpacks during the three months ended January 31, 2021, compared to 5,729 mobile advertisement backpacks sold during the three months ended January 31, 2020 and, therefore, needed to purchase commensurately fewer components for assembly into backpacks.

For our mobile advertisement backpack business, we outsourced the assembly processes of our products to subcontractors, and we maintained stable relationships with them. We outsource our delivery services to two courier companies. Delivery fees are paid by the ultimate customers upon delivery of the products. We have not experienced difficulty in obtaining inventory for our business, and we believe we maintain good relationships with our suppliers.

Inventory costs for our mobile advertisement backpack business were 44.2% of our total mobile advertisement backpack business revenue in the three months ended January 31, 2021, compared with 38.7% in the three months ended January 31, 2020. The increased percentage was mainly due to an increase in the purchase cost of the inventory.

Cost of revenue for advertising services for the three months ended January 31, 2021 and 2020 was $70,952 and $Nil, respectively. The increase in cost of revenue for advertising services resulted from the fact that the Company did not commence operations in this business segment until December 2020.

Total cost of revenue for the three months ended January 31, 2021 was $636,865 compared with the amount of $1,196,521 for the three months ended January 31, 2020. Total cost of revenue as a percentage for the three months ended January 31, 2021 was 39.6%, compared with 38.7% for the three months ended January 31, 2020. Gross profit for the three months ended January 31, 2021 was 60.4% compared with 61.3% for the three months ended January 31, 2020.

Net Profit

	Three months ended		2021 compared to 2020
	January 31,	January 31,	Amount of	% of
	2021	2020	Increase (Decrease)	Increase (Decrease)
Gross Profit for mobile advertisement backpack	$715,493	$1,893,050	$(1,177,557)	(62)%
Gross Profit for advertising services	$255,355	$-	$255,355	-
Additional Tax	$(11,947)	$(9,068)	$(2,879)	32%
Gross Profit	$958,901	$1,883,982	$(925,081)	(49)%
Operating Expenses:
Selling and Marketing Expenses	$(474,317)	$(292,380)	$(181,937)	(62)%
General and Administrative Expenses	$(488,901)	$(328,034)	$(160,867)	49%
Research and Development Expenses	$(83,694)	$(27,676)	$(56,018)	202%
Operating Expenses	$(1,046,912)	$(648,090)	$(398,822)	62%
Other Income, net	$5,516	$33,757	$(28,241)	(84)%
Income from Operations	$(82,495)	$1,269,649	$(1,352,144)	(106)%
Revenue Related Tax	$(13,172)	$(224,738)	$211,566	(94)%
Net Profit	$(95,667)	$1,044,911	$(1,140,577)	(109)%

Gross profit from our mobile advertisement backpack for the three months ended January 31, 2021 and the three months ended January 31, 2020 was $715,493 and $1,893,050, respectively. The decrease in gross profit was primarily due to the reduction in revenue that resulted from reduced sales while the Company worked on upgrading and updating the hardware and the software utilized in the mobile advertisement backpack. Gross profit margins for the mobile advertisement backpack for the three months ended January 31, 2021 and the three months ended January 31, 2020 were 55.8% and 61.3%, respectively. The decrease in gross profit margin was mainly because of a promotion in which the selling price was reduced by 50% for 8,491 mobile advertisement backpacks from September 2020 to November 2020. Inventory decreased from December 2020 as sales were suspended during the quarter ended January 321, 2021, to work on upgrading and updating the hardware and the software utilized in the mobile advertisement backpack. Management believes that when the upgrades and updates are completed the Company’s dependence upon third party suppliers will decrease and unit savings in production will be realized.

Net (loss) profit for the three months ended January 31, 2021 and the three months ended January 31, 2020 were $(95,667) and $1,044,911, respectively.

Selling and Marketing Expenses

Our selling and marketing expenses for the three months ended January 31, 2021 and 2020 were $474,317 and $292,380, respectively. Selling and marketing expenses during the three months ended January 31, 2021 were comprised primarily of marketing expenses.

General and Administrative Expenses

Our general and administrative expenses for the three months ended January 31, 2021 and 2020 were $488,901 and $328,034, respectively. General and administrative expenses consisted primarily of administrative payroll, office expense, depreciation charges and other office expenses that are not directly attributable to our revenues.

Research and Development Expenses

Our research and development expenses for the three months ended January 31, 2021 and 2020 were $83,694 and $27,676, respectively. Research and development expenses consist primarily of researchers’ payroll and IT services expenses.

Income Taxes

Income tax for the three months ended January 31, 2021 and 2020 were $13,172 and $224,738, respectively.

Results of Operations for the six months ended January 31, 2021 and 2020

The following summarizes our results of operations for the six months ended January 31, 2021 and 2020. The table and the discussion below should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Revenue

Revenue generated from selling our mobile advertisement backpack contributed $5,832,660 and $3,089,571 to our total revenue for the six months ended January 31, 2021 and 2020, respectively. The increase in mobile advertisement backpack revenue is due to the fact that the Company’s operating subsidiary was not formed until September 30, 2019 and sold 5,729 backpacks between then and January 31, 2020, whereas it sold 15,239 backpacks during the six months ended January 31, 2021. The hardware and software improvements are expected to be completed in May of 2021.

Revenue generated from advertising services contributed $326,307 and $Nil to our total revenue for the six months ended January 31, 2021 and 2020, respectively. The increase in revenue from advertising services was due to the fact that the Company did not commence operations in this business segment until December 2020.

Total revenue for the six months ended January 31, 2021 and 2020 were $6,158,967 and $3,089,571, respectively.

Cost of Revenue

	Six months ended January 31,					Increase (decrease) in 2021 compared to
	2021		2020			2020
	(In U.S. dollars, except for percentages)
Net revenue for mobile advertisement backpack	$5,832,660	100.0%		$3,089,571	100%		$2,743,089	88.8%
Inventory	$2,521,848	43.2%		$1,196,521	38.7%		$1,325,327	110.8%
Total cost of revenue for mobile advertisement backpack	$2,521,848	43.2%		$1,196,521	38.7%		$1,325,327	110.8%
Gross profit for mobile advertisement backpack	$3,310,812	56.8%		$1,893,050	61.3%		$1,417,762	74.9%
			$			$
Net revenue for advertising services	$326,307	100.0%		$-	-		$326,307	N/A
Labor	$6,764	2.1%		$-	-		$6,764	N/A
Marketing	$64,188	19.6%		$-	-		$64,188	N/A
Total cost of revenue for advertising services	$70,952	21.7%		$-	-		$70,952	N/A
Gross profit for advertising services	$255,355	78.3%		$-	-		$255,355	N/A
Total cost of revenue	$2,592,800	42.1%		$1,196,521	38.7%		$1,396,279	116.7%
Gross profit before additional tax	$3,566,167	57.9%		$1,893,050	61.3%		$1,673,117	88.4%

Cost of revenue for our mobile advertisement backpack for the six months ended January 31, 2021 and 2020 was $2,521,848 and $1,196,521 respectively. The significant increase in cost of revenue was a result of our having sold 15,239 mobile advertisement backpacks during the six months ended January 31, 2021 compared to 5,729 backpacks having been sold during the six months ended January 31, 2020.

For our mobile advertisement backpack business, we outsourced the assembly processes of our products to subcontractors, and we maintained stable relationships with them. We outsource our delivery services to two courier companies. Delivery fees are paid by the ultimate customers upon delivery of the products. We have not experienced difficulty in obtaining inventory for our business, and we believe we maintain good relationships with our suppliers.

Inventory costs for our mobile advertisement backpack business were 43.2% of our total mobile advertisement backpack business revenue in the six months ended January 31, 2021, compared to 38.7% in the six months ended January 31, 2020. The increased percentage was mainly due to a 50% reduction in the selling price of our mobile advertisement backpacks due to a promotion from September 2020 to November 2020.

Cost of revenue for advertising services for the six months ended January 31, 2021 and 2020 was $70,952 and $Nil, respectively. The increase in cost of revenue for advertising services was due to the fact that the Company did not commence sales in this business segment until December 2020.

For our advertising services business, we outsource some of the business to our contractors. The labor fees represented approximately 2.1% and Nil of total cost of revenues for our advertising services segment for the six months ended January 31, 2021 and 2020, respectively. The marketing fees represented approximately 19.6% and Nil of total cost of revenues for our advertising services segment for the six months ended January 31, 2021 and 2020, respectively.

Labor costs for our advertising services business for the six months ended January 31, 2021 were $6,764 compared with $Nil for the six months ended January 31, 2020. Labor costs for our service business accounted for 2.1% of our total service revenue for the six months ended January 31, 2021, compared with Nil for the six months ended January 31, 2020.

Marketing costs for our advertising services business for the six months ended January 31, 2021 were $64,188 compared with $Nil for the six months ended January 31, 2020. Marketing costs for our service business accounted for 19.6% of our total service revenue for the six months ended January 31, 2021, compared with Nil for the six months ended January 31, 2020.

Total cost of revenue for the six months ended January 31, 2021 was $2,592,800 compared to $1,196,521 for the six months ended January 31, 2020. Total cost of revenue as a percentage for the six months ended January 31, 2021 was 42.1%, compared to 38.7% for the six months ended January 31, 2020. Gross profit for the six months ended January 31, 2021 was 57.9% compared to 61.3% for the six months ended January 31, 2020.

Net Profit

	Six months ended		2021 compared to 2020
	January 31,	January 31,	Amount of	% of
	2021	2020	Increase (Decrease)	Increase (Decrease)
Gross Profit for mobile advertisement backpack	$3,310,812	$1,893,050	$1,417,762	75%
Gross Profit for advertising services	$255,355	$-	$255,355	N/A
Additional Tax	$(51,473)	$(9,068)	$(42,405)	467%
Gross Profit	$3,514,694	$1,883,982	$1,630,712	87%
Operating Expenses:
Selling and Marketing Expenses	$(615,322)	$(292,380)	$(322,942)	110%
General and Administrative Expenses	$(815,133)	$(353,155)	$(461,978)	131%
Research and Development Expenses	$(170,476)	$(27,676)	$(142,800)	516%
Operating Expenses	$(1,600,931)	$(673,211)	$(927,720)	138%
Other Income, net	$5,562	$33,757	$(28,195)	(84)%
Income from Operations	$1,919,325	$1,244,528	$674,797	54%
Revenue Related Tax	$(519,989)	$(224,738)	$(295,251)	131%
Net Profit	$1,399,336	$1,019,790	$379,546	37%

Gross profits for our mobile advertisement backpack for the six months ended January 31, 2021 and the six months ended January 31, 2020 were $3,310,812 and $1,893,050, respectively. Gross profit margin for our mobile advertisement backpack for the six month ended January 31, 2021 and the six months ended January 31, 2020 were 57% and 61%, respectively. The decrease in gross profit margin was principally due to a promotion in which the selling price of the backpacks was reduced by 50% from September 2020 to November 2020, and a further reduction in revenue that resulted from reduced sales while the Company worked on upgrading and updating the hardware and the software utilized in the mobile advertisement backpack. Management believes that when the upgrades and updates are completed the Company’s dependence upon third party suppliers will decrease and unit savings in production will be realized.

Gross profit for advertising services for the six months ended January 31, 2021 and the six months ended January 31, 2020 were $255,355 and $Nil , respectively. Gross profit margin for advertising services for the six month ended January 31, 2021 and the six months ended January 31, 2020 were 78% and Nil , respectively. The increase in gross profit margin for advertising services was due to the fact that the Company did not commence sales in this business segment until December 2020.

Net profit for the six months ended January 31, 2021 and the six months ended January 31, 2020 were $1,399,336 and $1,019,790, respectively.

Selling and Marketing Expenses

Our selling and marketing expenses for the six months ended January 31, 2021 and 2020 were $615,322 and $292,380, respectively. Selling and marketing expenses during the six months ended January 31, 2021 were comprised primarily of marketing expenses.

General and Administrative Expenses

Our general and administrative expenses for the six months ended January 31, 2021 and 2020 were $815,133 and $353,155, respectively. General and administrative expenses consisted primarily of administrative payroll, office expense, depreciation charges and other office expenses that are not directly attributable to our revenues.

Research and Development Expenses

Our research and development expenses for the six months ended January 31, 2021 and 2020 were $170,476 and $27,676, respectively. Research and development expenses consist primarily of researchers’ payroll and IT services expenses.

Income Taxes

Income tax for the six months ended January 31, 2021 and 2020 were $519,989 and $224,738, respectively.

Summary of Cash Flows

Summary cash flows information for the six months ended January 31, 2021 and 2020 are as follow:

	January 31,
	2021	2020
	(In U.S. Dollars)
Net cash (used in) provided by operating activities	$(214,155)	$1,136,604
Net cash provided by financing activities	$-	$5,600
Net cash (used in) investing activities	$(157,836)	$(226,649)

Net cash used in or provided by operating activities was $(214,155) and $1,136,604 for the six months ended January 31, 2021 and 2020, respectively. Cash used in operating activities during the six months ended January 31, 2021 was primarily attributable to other receivables and advances from customers.

Net cash used in investing activities during the six months ended January 31, 2021 was $(157,836), consisting entirely from the acquisition of property, plant and equipment. Net cash used in investing activities during the six months ended January 31, 2020 was $(226,649).

Net cash provided by or used in financing activities during the six months ended January 31, 2021 was $Nil. Net cash provided by financing activities during the six months ended January 31, 2020 was $5,600 and was derived entirely from the sale of common shares.

Financial Condition, Liquidity and Capital Resources

As of January 31, 2021, we had cash on hand of $515,925, total current assets of $5,682,659 and current liabilities of $1,515,964. The Company had revenues of $6,158,967 and generated a net profit of $1,399,336 for the six months ended January 31, 2021. We believe that our business can generate sufficient cash flows to support the growth of our business.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and amount due from related parties. As of January 31, 2021 and January 31, 2020, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The Company did not have any clients constituting 10% or more of its net revenues for the six month period ended January 31, 2021 and the six month period ended January 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of January 31, 2021 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to respond to this item.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our principal executive officer, Zhao Lixin, and principal financial officer, Feng Wanning, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of January 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of January 31, 2021. The material weaknesses identified were as follows:

● Due to the small size of the Company and the lack of an accounting and finance department or a sufficient number of experienced accounting and finance personnel, there were limited controls over information processing.

● There was an inadequate segregation of duties consistent with control objectives as management was composed of only three persons at January 31, 2021, and there remains an issue with inadequate segregation of duties as of the date of filing this Quarterly Report. In order to remedy this situation, we would need to hire additional managers and staff to provide greater segregation of duties. Currently, it is not financially feasible to hire additional managers and staff to obtain optimal segregation of duties. Management will reassess this matter on an ongoing basis to determine whether improvement in segregation of duties is feasible.

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

As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of January 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting at January 31, 2021, and determined that, as of January 31, 2021, our internal control over financial reporting was not effective.

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

Date: March 22, 2021	MU YAN TECHNOLOGY GROUP CO., LIMITED

	By:	/s/ ZHAO Lixin
ZHAO Lixin, President

Date: March 22, 2021	By:	/s/ FENG Wanning
FENG Wanning, Treasurer and CFO

