Form 10-Q
period 2021-04-30
Mu Yan Technology Group Co., Ltd
filed 2021-06-14
CIK 1617351

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

Yes [  ] No [X]

As of April 30, 2021, the registrant had 307,430,000 shares of common stock issued and outstanding.

PART I

Item 1. Financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF THE PERIOD ENDED APRIL 30, 2021 AND THE YEAR ENDED JULY 31, 2020

	Nine Months Ended	Fiscal Year Ended
	April 30, 2021	July 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$616,108	$864,860
Down payment to suppliers	$192,049	$179,426
Amount due from related parties	$590,720	$1,073,761
Other receivables	$1,282,807	$93,067
Accounts receivable	3,866	-
Inventory, net	$193,079	$1,212,381
Held for sale assets	$2,241,424	$2,075,326
Total current assets	$5,120,053	$5,498,821

Non-current assets
Property, plant and equipment, net	$337,321	$204,103
Operating lease right-of-use assets	$350,082	$515,589
Total non-current assets	$687,403	$719,692

Total assets	$5,807,456	$6,218,513

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$441,138	$307,415
Advance from customers	$-	$1,539,343
Other payables	$159,688	$229,195
Income tax payable	$610,628	$440,323
Current operating lease liabilities	$298,558	$257,810
Amount due to related parties	$-	$64,645
Total current liabilities	$1,510,012	$2,838,731

Non-current liabilities
Lease liabilities, non-current	$51,524	$257,779
Total non-current liabilities	$51,524	$257,779

Total liabilities	$1,561,536	$3,096,510

Stockholders’ equity
Common stock ($0.001 par value, 500,000,000 shares authorized, 307,430,000 shares issued and outstanding at April 30, 2021 and July 31, 2020, respectively)(1)	$307,430	$307,430
Additional paid-in capital(1)	$(263,298)	$(263,298)
Retained profits	$3,430,592	$3,058,049
Statutory reserve	485,415	-
Foreign currency translation reserve	$285,781	$19,822
Total stockholders’ equity	$4,245,920	$3,122,003
Total liabilities and stockholders’ equity	$5,807,456	$6,218,513

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

MU YAN TECHNOLOGY GROUP CO., LIMITED (fka “LEPOTA INC.”)

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2021

AND

APRIL 30, 2020

(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020

Revenues	$59,769	$1,709,292	$6,218,736	$4,798,863
Cost of revenues	$(23,695)	$(556,013)	$(2,616,494)	$(1,752,534)
Taxes and surcharges	$(414)	$(4,552)	$(51,888)	$(13,620)
Gross profit	$35,660	$1,148,727	$3,550,354	$3,032,709
Operating expenses
Selling and marketing expenses	$(4,904)	$(186,885)	$(620,226)	$(479,265)
General and administrative expenses	$(465,150)	$(157,276)	$(1,280,283)	$(510,431)
Research and development expenses	$(74,509)	$(218,193)	$(244,985)	$(245,869)
Total operating expenses	$(544,563)	$(562,354)	$(2,145,494)	$(1,235,565)

(Other expenses)/other income, net	$(21,334)	$336,097	$(15,772)	$369,854

(Loss)/profit before tax	$(530,237)	$922,470	$1,389,088	$2,166,998

Income tax	$(11,141)	$(326,330)	$(531,130)	$(551,068)

Net (loss)/profit	$(541,378)	$596,140	$857,958	$1,615,930

Foreign currency translation differences	$(22,405)	$(32,236)	$265,959	$(10,062)

Total comprehensive (loss)/profit	$(563,783)	$563,904	$1,123,917	$1,605,868

Earnings per share – basic and diluted(1)	$(0.00)	$0.00	$0.00	$0.01

Weighted average number of shares – basic and diluted(1)	307,430,000	307,430,000	307,430,000	307,430,000

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

MU YAN TECHNOLOGY GROUP CO., LIMITED (fka “LEPOTA INC.”)

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED APRIL 30, 2021 AND THE YEAR ENDED JULY 31, 2020

(Unaudited)

	Common Stock		Additional	Retained Earnings		Foreign	Total
	Shares	Amount	Paid-in Capital	Unrestricted	Statutory reserve	Currency Reserves	Equity
Balance at July 31, 2019	307,430,000	$307,430	$(278,130)	$(36,650)	$-	$-	$(7,350)
Asset and liabilities discharged by ex-shareholders			$14,832				$14,832
Foreign currency translation	-	$-	$-	$-	$-	$(10,062)	$(10,062)
Net profit	-	$-	$-	$1,615,930	$-	$-	$1,615,930
Balance at April 30, 2020	307,430,000	$307,430	$(263,298)	$1,579,280	$-	$(10,062)	$1,613,350

Balance at July 31, 2020	307,430,000	$307,430	$(263,298)	$3,058,049	$-	$19,822	$3,122,003
Movement of Statutory reserve	-	$-	$-	$(485,415)	$485,415	$-	$-
Foreign currency translation	-	$-	$-	$-	$-	$265,959	$265,959
Net profit	-	$-	$-	$857,958	$-	$-	$857,958
Balance at April 31, 2021	307,430,000	$307,430	$(263,298)	$3,430,592	$485,415	$285,781	$4,245,920

See accompanying notes to the condensed consolidated financial statements.

MU YAN TECHNOLOGY GROUP CO., LIMITED (fka “LEPOTA INC.”)

AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED APRIL 30, 2021

AND

THE NINE MONTHS ENDED APRIL 30, 2020

(Unaudited)

	April 30, 2021		April 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$857,958		$1,615,930
Adjustments for:	$		$
Depreciation		$55,799		$14,620
Operating profit before working capital changes:		$913,757		$1,630,550
(Increase) decrease in:
Accounts receivable		$(3,783)		$-
Tax Payable		$132,173		$184,477
Other receivables		$(718,393)		$(57,167)
Inventories		$1,092,446		$(543,769)
Held for sale assets		-		(986,695)
Accrued expense and other payables		$(135,686)		$78,971
Accounts payable		$106,784		$654,171
Down payment to suppliers		$(455,107)		$(238,626)
Advance from customers		$(1,626,965)		$21,387
Amount due to a related party		-		85,766
Amount due from related parties		$556,802		$(213,868)
Net cash used in operating activities		$(137,972)		$615,197
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment		$(170,180)		$(227,244)
Net cash used in investing activities		$(170,180)		$(227,244)
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares		$-		$5,148
Net cash provided by financing activities		$-		$5,148
Effect of exchange rate changes on cash and cash equivalents		$59,400		$2,951
Net decrease in cash and cash equivalents		$(248,752)		$396,052
Cash and cash equivalents at beginning of period		$864,860		$2,334
CASH AND CASH EQUIVALENTS, END OF PERIOD		$616,108		$398,386
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid		$452,696		$366,591
Right-of-use assets obtained in exchange for operating lease liabilities		$350,082		$-

See accompanying notes to the condensed consolidated financial statements.

MU YAN TECHNOLOGY GROUP CO., LIMITED (fka “LEPOTA INC.”)

AND ITS SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2021

AND

THE NINE MONTHS ENDED APRIL 30, 2020

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

Transactions in currencies other than the functional currencies during the period are converted into the applicable functional currencies at the applicable rates of exchange prevailing at the dates of the transactions. Exchange gains and losses are recognized in the statements of operations. The exchange rates utilized are as follows:

	As of and for the nine months ended April 30, 2021	As of and for the nine months ended April 30, 2020
Period-end CNY¥ : US$1 exchange rate	6.47	7.05
Period-average CNY¥ : US$1 exchange rate	6.61	7.01

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

At April 30, 2021, the Company has no financial assets or liabilities subject to recurring fair value measurements. The Company’s financial instruments include cash, accounts receivable, advances to suppliers, other receivables, held for sale assets, accounts payable, other payables, taxes payable and related party receivables or payables. Management estimates that the carrying amounts of financial instruments approximate their fair values due to their short-term nature. The fair value of amounts with related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at the bank as of April 30, 2021 and July 31, 2020.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made as of April 30, 2021 and July 31, 2020.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. The Company made no allowance for obsolete finished goods for the nine months ended April 30, 2021 and the year ended July 31, 2020.

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Whenever there is an indication showing a permanent decrease in the amount of property, plant and equipment, such as an evidence of obsolescence or physical damage of an asset or significant changes in the manner in which an asset is used or is expected to be used, the Company shall recognize loss on decrease in value of property, plant and equipment in the statement of income where the carrying amount of the asset is higher than the recoverable amount. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. The Company did not record any impairment losses on long-lived assets during the nine months ended April 30, 2021 and the year ended July 31, 2020.

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

Contract liabilities

A contract liability is the obligation to transfer goods to a customer for which the Company has received consideration (or an amount of consideration is due) from the customer. If a customer pays consideration before the Company transfers goods or services to the customer, a contract liability is recognized when the payment is made or the payment is due (whichever is earlier). The Company’s contract liabilities comprise advances from customers, which are recognized as revenue when the Company performs under the contract. The balances of advances from customers as of April 30, 2021 and July 31, 2020 are $Nil and $1,539,343 respectively.

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

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The Company had no potentially dilutive shares as of April 30, 2021.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the nine months ended April 30, 2021 and the nine months ended April 30, 2020. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment.

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

NOTE 3. OTHER RECEIVABLES

Other receivables consisted of the following:

	April 30, 2021	July 31, 2020
Rental deposit	$53,930	$49,934
Pending input VAT	$59,894	$17,378
Prepaid legal service fee	$21,000	$-
Advance for R&D service fee	466,797
Others	$681,186	$25,755
Total	$1,282,807	$93,067

The Company leases an office and paid an amount equal to two months’ rent as a security deposit.

On April 22, 2021, the Company prepaid $466,797 to the third party Shenzhen Rubao Technology Co., Ltd for R&D project on the packbag. The project is expected to be completed in December of 2021.

On April 29, 2021, the Company lend out $618,506 to the third party Shenzhen Kaishengwei Technology Co., Ltd without any interest or secured and the Company received the full amount at June 1, 2021.

NOTE 4. INVENTORIES

Inventories consist of the following:

	April 30, 2021	July 31, 2020
Raw materials	$95,990	$520,972
Finished goods	$97,089	$691,409
Total inventories	$193,079	$1,212,381

There is no inventory allowance for the nine months ended April 30, 2021 and the year ended July 31, 2020.

NOTE 5. HELD FOR SALE ASSETS

Held for sale assets relate to IT servers acquired during the year ended July 31, 2020. Management plans to sell these IT servers by end of July 2021.

NOTE 6. DOWN PAYMENTS TO SUPPLIERS

The Company has made advances to third-party suppliers. These advances are down payments according to the purchase agreements made to expedite the delivery and preferential prices for the materials and the parts for the goods that the Company sells.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	April 30, 2021	July 31, 2020
Motor vehicles	$377,341	$204,654
Office equipment	$48,106	$28,252
Less: accumulated depreciation	$(88,126)	$(28,803)
Total	$337,321	$204,103

During the nine months ended April 30, 2021, the Company acquired 1 motor vehicle costing $156,309 and office equipment consisting of 4 notebook computers, costing an aggregate of $4,209, and 3 desktop computers, costing an aggregate of $1,880, and 1 digital camera, costing $2,085, and 10 cell phones, costing an aggregate of $9,419, for a total cost of $173,902. Depreciation expense for the nine months ended April 30, 2021 and nine months ended April 30, 2020 was $59,323 and $14,530, respectively.

NOTE 8. INCOME TAXES

Enterprise income tax (“EIT”)

The Company was incorporated under the laws of the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the nine months ended April 30, 2021 and the year ended July 31, 2020.

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

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable in the PRC, to income tax expenses are as follows:

	For the nine months ended April 30, 2021	For the year ended July 31, 2020
PRC statutory tax rate	25%	25%
Expenses not deductible	1%	0.0%
Valuation allowance	12%	0.2%
Income tax expense	38%	25.2%

	For the nine months ended April 30, 2021	For the year ended July 31, 2020
PRC statutory tax rate	25%	25%
Computed expected (expenses)/benefits	$347,272	$1,034,709
Expenses not deductible	$12,468	$2,833
Valuation allowance	$171,390	$6,596
Income tax expense	$531,130	$1,044,138

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

NOTE 9. RELATED PARTIES TRANSACTIONS

The Company had the following balances with related parties:

(a) Amount due from related parties

	Relationship	For the nine months ended April 30, 2021	For the year ended July 31, 2020
Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	Common shareholder of Winning Match Int’l Co., Ltd which is one of the shareholders of Mu Yan Samoa	$139,164	$214,752
Bang Bi Tuo (Shen Zhen) Technology Co., LTD.	Mr Zhao Lixin, CEO of this entity	$451,556	$859,008

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

(b) Amount due to a related party

		For the nine months ended April 30, 2021	For the year ended July 31, 2020
Wang Zhen	He is one of the shareholders	$-	$64,645

The balance with related party is unsecured, non-interest bearing and repayable on demand.

(c) Transactions

Trade in nature	For the nine months ended April 30, 2021	For the year ended July 31, 2020
Purchase products from Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	$-	$569,058
Service provided by Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	$90,790	$-

Cash advance to related parties
Bang Bi Tuo (Shen Zhen) Technology Co., Ltd.	$139,258	$859,008
Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	$-	$214,752
Wang Zhen	$115,818	$-

Repayment from related parties
Bang Bi Tuo (Shen Zhen) Technology Co., Ltd.	$605,270	$-
Wang Zhen	$115,818	$-

Cash advance from related parties
Wang Zhen	$-	$797,856

Repayment to related parties
Wang Zhen	$64,645	$733,614

NOTE 10. RESERVES

Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the company established in the PRC is required to transfer 10% of its annual profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the company’s paid-up capital. Such reserves may be used to offset accumulated losses or increase the registered capital of the company, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. There is $485,415 and Nil reserve provided for the nine months ended April 30, 2021 and the year ended July 31, 2020, respectively.

Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s functional currency.

NOTE 11. LEASES

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Effective July 1, 2020, the Company adopted this standard, resulting in the recognition of right-of-use assets of $350,082 and operating lease liabilities of $350,082.

The adoption of the new lease guidance did not have a material impact on the Company’s results of operations or liquidity, but resulted in the recognition of operating lease liabilities and operating lease right-of-use assets on its balance sheets. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company has a lease for the office in Shenzhen, PRC, under an operating lease expiring in June 2022, which is classified as an operating lease. There are no residual value guarantees and no restrictions or covenants imposed by the lease. Rent expense for the nine months ended April 30, 2021 and the nine months ended April 30, 2020 were $218,578 and $Nil, respectively. Cash paid for the operating lease was included in the operating cash flows.

There are no residual value guarantees and no restrictions or covenants imposed by the lease. As of April 30, 2021, the Company has $350,082 of right-of-use assets, $298,558 in current operating lease liabilities and $51,524 in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancelable operating leases are as follows:

April 30,2021
Within 1 year	$308,786
After 1 year but within 5 years	$51,830
Total lease payments	$360,616
Less: imputed interest	$(10,534)
Total lease obligations	$350,082
Less: current obligations	$(298,558)
Long-term lease obligations	$51,524

Other information:

	For the nine months ended
	April 30, 2021	April 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$223,357	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$350,082	$-
Remaining lease term for operating lease (years)	1	-
Weighted average discount rate for operating lease	4.75%	-

NOTE 12. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how chief operating decision maker reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following four segments:

(a)	Mobile advertisement backpack. Including manufacturing and distribution of backpacks;

(b)	Advertising services. Providing logistic services;

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the three and nine months ended April 30, 2021 and 2020 are as follows:

	Three months ended April 30,		Nine months ended April 30,
Revenues	2021	2020	2021	2020
Mobile advertisement backpack	$53,456	$1,709,292	$5,886,116	$4,798,863
Advertising services	$6,313	$-	$332,620	$-
Total of reportable segments and consolidated revenue	$59,769	$1,709,292	$6,218,736	$4,798,863

Income from operations by segment for the three and nine months ended April 30, 2021 and 2020 are as follows:

	Three months ended		Nine months ended
	April 30,		April 30,
	2021	2020	2021	2020
Mobile advertisement backpack	$31,982	$1,153,279	$3,342,794	$3,046,329
Advertising services	$4,092	$-	$259,448	$-
Total of reportable segments	$36,074	$1,153,279	$3,602,242	$3,046,329
Reconciliation – Corporate	$(566,311)	$(230,809)	$(2,213,154)	$(879,331)
Total consolidated profit(loss) from operations	$(530,237)	$922,470	$1,389,088	$2,166,998

Total assets by segment as at April 30, 2021 and July 31, 2020 are as follows:

Total assets	April 30, 2021	July 31, 2020
Mobile advertisement backpack	$3,342,794	$4,138,837
Advertising services	259,448	-
Total of reportable segments	$3,602,242	$4,138,837
Reconciliation – Corporate	2,205,214	2,079,676
Consolidated total assets	$5,807,456	$6,218,513

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

An outbreak of respiratory illness caused by a novel coronavirus (“COVID-19”) first emerged in Wuhan city, Hubei province, China in late 2019 and has continued to expand within the PRC and globally. Since our operating subsidiary, Mu Yan Shenzhen, was formed in September 2019 and did not commence sales of our products until January 2020, we have no comparable revenue data for the prior nine month period ended April 30, 2020, making it impossible to quantify or accurately assess the impact of the COVID-19 pandemic on our revenues for the nine month period ended April 30, 2021. However, management believes that the pandemic did negatively impact our results of operations and anticipates that the ongoing pandemic will also have a negative effect on the Company’s results of operations for the 2021 fiscal year, and possibly longer.

Throughout the remainder of this Quarterly Report, when we use phrases such as “we,” “our,” “Company” and “us,” we are referring to the Company and all of its subsidiaries, as a combined entity.

Results of Operations for the three months ended April 30, 2021 and 2020

The following summarizes our results of operations for the three months ended April 30, 2021 and 2020. The table and the discussion below should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Revenue

Revenue generated from selling our mobile advertisement backpack contributed $53,456 and $1,709,292 to our total revenue for the three months ended April 30, 2021 and 2020, respectively. The decrease in revenue generated by mobile advertisement backpack sales resulted from a suspension of sales during the quarter while the Company worked on upgrading and updating the hardware and the software utilized in the mobile advertisement backpack. During the three months ended April 30, 2021, we sold 13 backpacks, whereas during the three months ended April 30, 2020, we sold 9,149. The hardware and software improvements are expected to be completed in July of 2021.

Revenue generated from advertising services contributed $6,313 and $Nil to our total revenue for the three months ended April 30, 2021 and 2020, respectively. The increase in revenue from advertising services was due to the fact that the Company did not commence operations in this business segment until December 2020.

Total revenue for the three months ended April 30, 2021 and 2020 were $59,769 and $1,709,292, respectively.

Cost of Revenue

	Three months ended April 30,				Increase (decrease) in
	2021		2020		2021 compared to 2020
	(In U.S. dollars, except for percentages)
Net revenue for mobile advertisement backpack	$53,456	100.0%	$1,709,292	100.0%	$(1,655,836)	(96.9)%
Inventory	$21,474	40.2%	$556,013	32.5%	$(534,539)	(96.1)%
Total cost of revenue for mobile advertisement backpack	$21,474	40.2%	$556,013	32.5%	$(534,539)	(96.1)%
Gross profit for mobile advertisement backpack	$31,982	59.8%	$1,153,279	67.5%	$(1,121,297)	(97.2)%

Net revenue for advertising services	$6,313	100.0%	$-	-	$6,313	N/A
Labor	$1,709	27.1%	$-	-	$1,709	N/A
Marketing	$512	8.1%	$-	-	$512	N/A
Total cost of revenue for advertising services	$2,221	35.2%	$-	-	$2,221	N/A
Gross Profit for advertising services	$4,092	64.8%	$-	-	$4,092	N/A
Total cost of revenue	$23,695	39.6%	$556,013	32.5%	$(532,317)	(95.7)%
Gross profit	$36,074	60.4%	$1,153,279	67.5%	$(1,117,206)	(96.9)%

Cost of revenue for mobile advertisement backpack for the three months ended April 30, 2021 and 2020 was $21,474 and $556,013 respectively. The significant decrease in cost of revenue for our mobile advertisement backpack was due to the fact that the Company sold only 13 mobile advertisement backpacks during the three months ended April 30, 2021, compared to 9,149 mobile advertisement backpacks sold during the three months ended April 30, 2020 and, therefore, needed to purchase commensurately fewer components for assembly into backpacks.

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

Inventory costs for our mobile advertisement backpack business were 40.2% of our total mobile advertisement backpack business revenue in the three months ended April 30, 2021, compared with 32.5% in the three months ended April 30, 2020. The increased percentage was mainly due to an increase in the purchase cost of the inventory.

Cost of revenue for advertising services for the three months ended April 30, 2021 and 2020 was $2,221 and $Nil respectively. The increase in cost of revenue for advertising services reflects that the Company did not commence operations in this business segment until December 2020.

Total cost of revenue for the three months ended April 30, 2021 was $23,695 compared with the amount of $556,013 for the three months ended April 30, 2020. Total cost of revenue as a percentage for the three months ended April 30, 2021 was 39.6%, compared with 32.5% for the three months ended April 30, 2020. Gross profit for the three months ended April 30, 2021 was 60.4% compared with 67.5% for the three months ended April 30, 2020. The reasons for the decrease in the total cost of revenue as a percentage of the revenue for three months ended April 30, 2021, compared to the comparable period in the prior year are described above.

Net Profit

	Three months ended		2021 compared to 2020
	April 30,	April 30,	Amount of	% of
	2021	2020	Increase	Increase
Gross Profit for mobile advertisement backpack	$31,982	$1,153,279	$(1,121,297)	(97)%
Gross Profit for advertising services	$4,092	$-	$4,092	N/A
Additional Tax	$(415)	$(4,552)	$4,137	(91)%
Gross Profit	$35,659	$1,148,727	$(1,113,068)	(97)%
Operating Expenses:
Selling and Marketing Expenses	$(4,904)	$(186,885)	$181,981	(97)%
General and Administrative Expenses	$(465,150)	$(157,276)	$(307,874)	196%
Research and Development Expenses	$(74,509)	$(218,193)	$143,684)	(66%
Operating Expenses	$(544,563)	$(562,354)	$17,791)	(3%
Other Income, net	$(21,334)	$336,097	$(357,431)	(106)%
Income from Operations	$(530,238)	$922,470	$(1,452,708)	(157)%
Revenue Related Tax	$(11,141)	$(326,330)	$315,189	(97)%
Net Profit	$(541,379)	$596,140	$(1,137,519)	(191)%

Gross profit from our for mobile advertisement backpack for the three months ended April 30, 2021 and the three months ended April 30, 2020 was $31,982 and $1,153,279, respectively. The decrease in gross profit was primarily due to the reduction in revenue that resulted from reduced sales while the Company worked on upgrading and updating the hardware and the software utilized in the mobile advertisement backpack. Gross profit margin for the mobile advertisement backpack for the three months ended April 30, 2021 and the three months ended April 30, 2020 were 59.8% and 67.5%, respectively. Inventory decreased from December 2020 as sales were suspended during the quarter ended April 30, 2021, to work on upgrading and updating the hardware and the software utilized in the mobile advertisement backpack. Management believes that when the upgrades and updates are completed the Company`s dependence upon third party suppliers will decrease and unit savings in production will be realized.

Net (loss) profit for the three months ended April 30, 2021 and the three months ended April 30, 2020 were $(541,379) and $596,140, respectively.

Selling and Marketing Expenses

Our selling and marketing expenses for the three months ended April 30, 2021 and 2020 were $4,904 and $186,885, respectively. Selling and marketing expenses during the three months ended April 30, 2021 were comprised primarily of marketing expenses. The selling and marketing expenses decrease during the three months ended April 30, 2021 was primarily attributable to sales have been suspended meanwhile the Company worked on upgrading and updating the appearance and application program of the mobile advertisement backpack.

General and Administrative Expenses

Our general and administrative expenses for the three months ended April 30, 2021 and 2020 were $465,150 and $157,276, respectively. General and administrative expenses consisted primarily of administrative payroll, office expense, depreciation charges and other office expenses that are not directly attributable to our revenues. The general and administrative expenses increase during the three months ended April 30, 2021 was primarily attributable to business entertainment expense that is used to maintain business relationship with cooperative partners on mobile advertisement backpack while the Company worked on upgrading and updating the hardware and the software utilized in the mobile advertisement backpack.

Research and Development Expenses

Our research and development expenses for the three months ended April 30, 2021 and 2020 were $74,509 and $218,193, respectively. Research and development expenses consist primarily of researchers’ payroll and IT services expenses. The research and development expenses decrease during the three months ended April 30, 2021 was primarily attributable to IT services expenses that is used to run research and development projects. Some of them have been completed while the Company worked on upgrading and updating the hardware and the software utilized in the mobile advertisement backpack. The hardware and software improvements are expected to be completed in July of 2021.

Income Taxes

Income tax for the three months ended April 30, 2021 and 2020 were $11,141 and $326,330, respectively.

Results of Operations for the nine months ended April 30, 2021 and 2020

The following summarizes our results of operations for the nine months ended April 30, 2021 and 2020. The table and the discussion below should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Revenue

Revenue generated from selling our mobile advertisement backpack contributed $5,886,116 and $4,798,863 to our total revenue for the nine months ended April 30, 2021 and 2020, respectively. The increase in mobile advertisement backpack revenue is due to the fact that the Company’s operating subsidiary was not formed until September 30, 2019 and sold 9,149 backpacks between then and April 30, 2020, whereas it sold 15,252 backpacks during the nine months ended April 30, 2021. The hardware and software improvements are expected to be completed in July of 2021.

Revenue generated from advertising services contributed $332,620 and $Nil to our total revenue for the nine months ended April 30, 2021 and 2020, respectively. The increase in revenue from advertising services was due to the fact that the Company did not commence operations in this business segment until December 2020.

Total revenue for the nine months ended April 30, 2021 and 2020 were $6,218,736 and $4,798,863, respectively.

Cost of Revenue

	Nine months ended April 30,				Increase (decrease) in 2021 compared to
	2021		2020		2020
	(In U.S. dollars, except for percentages)
Net revenue for mobile advertisement backpack	$5,886,116	100.0%	$4,798,863	100.0%	$1,087,253	22.7%
Inventory	$2,543,322	43.2%	$1,752,534	36.5%	$790,788	45.1%
Total cost of revenue for mobile advertisement backpack	$2,543,322	43.2%	$1,752,534	36.5%	$790,788	45.1%
Gross profit for mobile advertisement backpack	$3,342,794	56.8%	$3,046,329	63.5%	$296,465	9.7%

Net revenue for advertising services	$332,620	100.0%	$-	-	$332,620	N/A
Labor	$8,472	2.5%	$-	-	$8,472	N/A
Marketing	$64,700	19.5%	$-	-	$64,700	N/A
Total cost of revenue for advertising services	$73,172	22.0%	$-	-	$73,172	N/A
Gross profit for advertising services	$259,448	78.0%	$-	-	$259,448	N/A
Total cost of revenue	$2,616,494	42.1%	$1,752,534	36.5%	$863,961	49.3%
Gross profit	$3,602,242	57.9%	$3,046,329	63.5%	$555,912	18.2%

Cost of revenue for mobile advertisement backpack for the nine months ended April 30, 2021 and 2020 was $2,543,322 and $1,752,534 respectively. The significant increase in cost of revenue was a result of our having sold 15,252 mobile advertisement backpacks during the nine months ended April 30, 2021 compared to 9,149 backpacks having been sold during the nine months ended April 30, 2020.

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

Inventory costs for our mobile advertisement backpack business were 43.2% of our total mobile advertisement backpack business revenue in the nine months ended April 30, 2020, compared with 36.5% in the nine months ended April 30, 2020. The increased percentage was mainly due to a 50% reduction in the selling price of our mobile advertisement backpacks due to a promotion from September 2020 to November 2020.

Cost of revenue for advertising services for the nine months ended April 30, 2021 and 2020 was $73,172 and $Nil, respectively. The increase in cost of revenue for advertising services was due to the fact that the Company did not commence sales in this business segment until December 2020.

For our advertising services business, we outsource some of the business to our contractors. The labor fees represented approximately 2.5% and Nil of total cost of revenues for our advertising services segment for the nine months ended April 30, 2021 and 2020, respectively. The marketing fees represented approximately 19.5% and Nil of total cost of revenues for our advertising services segment for the nine months ended April 30, 2021 and 2020, respectively.

Labor costs for our advertising services business for the nine months ended April 30, 2021 were $8,472 compared with $Nil for the nine months ended April 30, 2020. Labor costs for our service business accounted for 2.5% of our total service revenue for the nine months ended April 30, 2021, compared with Nil for the nine months ended April 30, 2020.

Marketing costs for our advertising services business for the nine months ended April 30, 2021 were $64,700 compared with $Nil for the nine months ended April 30, 2020. Marketing costs for our service business accounted for 19.5% of our total service revenue for the nine months ended April 30, 2021, compared with Nil for the nine months ended April 30, 2020.

Total cost of revenue for the nine months ended April 30, 2021 was $2,616,494 compared with the amount of $1,752,534 for the nine months ended April 30, 2020. Total cost of revenue as a percentage for the nine months ended April 30, 2021 was 42.1%, compared with 36.5% for the nine months ended April 30, 2020. Gross profit for the nine months ended April 30, 2021 was 57.9% compared with 63.5% for the nine months ended April 30, 2020.

Net Profit

	Nine months ended		2021 compared to 2020
	April 30,	April 30,	Amount of	% of
	2021	2020	Increase	Increase
Gross Profit for mobile advertisement backpack	$3,342,794	$3,046,329	$296,465	10%
Gross Profit for advertising services	$259,448	$-	$259,448	N/A
Additional Tax	$(51,888)	$(13,620)	$(38,268)	281%
Gross Profit	$3,550,354	$3,032,709	$517,645	17%
Operating Expenses:
Selling and Marketing Expenses	$(620,226)	$(479,265)	$(140,961)	29%
General and Administrative Expenses	$(1,280,283)	$(510,431)	$(769,852)	151%
Research and Development Expenses	$(244,985)	$(245,869)	$884	(0)%
Operating Expenses	$(2,145,494)	$(1,235,565)	$(909,929)	74%
Other Income, net	$(15,772)	$369,854	$(385,626)	(104)%
Income from Operations	$1,389,088	$2,166,998	$(777,910)	(36)%
Revenue Related Tax	$(531,130)	$(551,068)	$19,938	(4)%
Net Profit	$857,958	$1,615,930	$(757,972)	(47)%

Gross profit for mobile advertisement backpack for the nine months ended April 30, 2021 and the nine months ended April 30, 2020 were $3,342,794 and $3,046,329, respectively. Gross profit margin for our mobile advertisement backpack for the nine months ended April 30, 2021 and the nine months ended April 30, 2020 were 56.8% and 63.5% , respectively. The decrease in gross profit margin was principally due to a promotion in which the selling price of the backpacks was reduced by 50% from September 2020 to November 2020, and a further reduction in revenue that resulted from reduced sales while the Company worked on upgrading and updating the hardware and the software utilized in the mobile advertisement backpack. Management believes that when the upgrades and updates are completed the Company’s dependence upon third party suppliers will decrease and unit savings in production will be realized.

Gross profit for advertising services for the nine months ended April 30, 2021 and the nine months ended April 30, 2020 were $259,448 and $Nil , respectively. Gross profit margin for advertising services for the nine months ended April 30, 2021 and the nine months ended April 30, 2020 were 78% and Nil , respectively. The increase in gross profit margin for advertising services was due to the fact that the Company did not commence sales in this business segment until December 2020.

Net profit for the nine months ended April 30, 2021 and the nine months ended April 30, 2020 were $857,958 and $1,615,930, respectively.

Selling and Marketing Expenses

Our selling and marketing expenses for the nine months ended April 30, 2021 and 2020 were $620,226 and $479,265, respectively. Selling and marketing expenses during the nine months ended April 30, 2021 were comprised primarily of marketing expenses. The selling and marketing expenses increase during the nine months ended April 30, 2021 was primarily attributable to marketing expenses that is used for business publicity on mobile advertisement backpack. During the nine months ended April 30, 2021, we sold 15,252 backpacks, whereas during the nine months ended April 30, 2020, we sold 9,149.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended April 30, 2021 and 2020 were $1,280,283 and $510,431, respectively. General and administrative expenses consisted primarily of administrative payroll, office expense, depreciation charges and other office expenses that are not directly attributable to our revenues. The general and administrative expenses increase during the nine months ended April 30, 2021 was primarily attributable to business entertainment expense that is used to maintain business relationship with cooperative partners on mobile advertisement backpack while the Company worked on upgrading and updating the hardware and the software utilized in the mobile advertisement backpack.

Research and Development Expenses

Our research and development expenses for the nine months ended April 30, 2021 and 2020 were $244,985 and $245,869, respectively. Research and development expenses consist primarily of researchers’ payroll and IT services expenses.

Income Taxes

Income tax for the nine months ended April 30, 2021 and 2020 were $531,130 and $551,068, respectively.

Summary of Cash Flows

Summary cash flows information for the nine months ended April 30, 2021 and 2020 are as follow:

	April 30,
	2021	2020
	(In U.S. Dollars)
Net cash (used in) provided by operating activities	$(137,972)	$615,197
Net cash provided by financing activities	$-	$5,148
Net cash (used in) investing activities	$(170,180)	$(227,244)

Net cash (used in) or provided by operating activities were $(137,972) and $615,197 for the nine months ended April 30, 2021 and 2020, respectively. The cash used in operating activities during the nine months ended April 30, 2021 was primarily attributable to other receivables inventories and advances from customers.

Net cash used in investing activities during the nine months ended April 30, 2021 was $170,180, consisting entirely from the acquisition of property, plant and equipment. Net cash used in investing activities during the nine months ended April 30, 2020 was $227,244.

Net cash provided by or used in financing activities during the nine months ended April 30, 2021 was $Nil. Net cash provided by financing activities during the nine months ended April 30, 2020 was $5,148 and was derived entirely from the sale of common shares.

Financial Condition, Liquidity and Capital Resources

As of April 30, 2021, we had cash on hand of $616,108, total current assets of $5,120,053 and current liabilities of $1,510,012. The Company had revenues of $6,218,736 and generated a net profit of $857,958 for the nine months ended April 30, 2021. We believe that our business can generate sufficient cash flows to support the growth of our business.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and amount due from related parties. As of April 30, 2021 and April 30, 2020, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The Company did not have any clients constituting 10% or more of its net revenues for the nine months period ended April 30, 2021 and the nine month period ended April 30, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of April 30, 2021 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to respond to this item.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our principal executive officer, Zhao Lixin, and principal financial officer, Feng Wanning, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of April 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of April 30, 2021. The material weaknesses identified were as follows:

● Due to the small size of the Company and the lack of an accounting and finance department or a sufficient number of experienced accounting and finance personnel, there were limited controls over information processing.

● There was an inadequate segregation of duties consistent with control objectives as management was composed of only three persons at April 30, 2021, and there remains an issue with inadequate segregation of duties as of the date of filing this Quarterly Report. In order to remedy this situation, we would need to hire additional managers and staff to provide greater segregation of duties. Currently, it is not financially feasible to hire additional managers and staff to obtain optimal segregation of duties. Management will reassess this matter on an ongoing basis to determine whether improvement in segregation of duties is feasible.

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

As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of April 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting at April 30, 2021, and determined that, as of April 30, 2021, our internal control over financial reporting was not effective.

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

Date: June 14, 2021	MU YAN TECHNOLOGY GROUP CO., LIMITED

	By:	/s/ ZHAO Lixin
ZHAO Lixin, President

Date: June 14, 2021	By:	/s/ FENG Wanning
FENG Wanning, Treasurer and CFO

