Form 10-K
period 2021-07-31
Mu Yan Technology Group Co., Ltd
filed 2021-10-29
CIK 1617351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition fiscal year from _______________ to ________________

Commission file number 333-198808

Mu Yan Technology Group Co., Limited

(Formerly Lepota Inc.)

(Exact name of registrant as specified in its charter)

Nevada	47-1549749
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 1703B, Zhongzhou Building,

No. 3088, Jintian Road Futian District

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter fiscal year that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter fiscal year that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition fiscal year for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

No market value has been computed based upon the fact that no active trading market has been established as of July 31, 2021.

The number of shares of the registrant’s Common Stock outstanding as of September 30, 2021 was 307,430,000.

Documents incorporated by reference	None

MU YAN TECHNOLOGY GROUP CO., LIMITED

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended July 31, 2021

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

REFERENCES

In this Annual Report, “China” or “PRC” refers to all parts of the People’s Republic of China other than the Special Administrative Region of Hong Kong. The terms “we,” “our,” “us” and the “Company” refer to Mu Yan Technology Group Co., Limited and, where the context so requires or suggests, our direct and indirect subsidiaries. References to “dollars,” “U.S. Dollars” or “US$” are to United States Dollars, “HK$” are to Hong Kong Dollars and “RMB” are to Chinese Renminbi.

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

On February 18, 2020, as a result of a private transaction, 5,000,000 shares of the Company’s Common Stock were transferred from Rene Lawrence, its controlling shareholder, to certain purchasers (the “Purchasers”), with Zhao Lixin, the Company’s current CEO, becoming a 53.8% holder of the voting rights of the Company and the Purchasers becoming the controlling shareholders. As a result of the change of control, Iurii Iurtaev resigned as the Company’s president, chief executive officer, chief financial officer and director and Rene Lawrence resigned as the Company’s secretary. Zhao Lixin was then named

President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

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

Our Services and Products

Graphic rendering of our Huobaobao backpack being worn by consumers.

We sell our Huobaobao, backpack with a programmable screen for the marketing and advertising industry. We are currently selling the fourth iteration of our Huobaobao backpack. The Huobaobao backpack includes a SIM card, and advertising content that is developed in partnership with our advertising partners and our internal team is sent online from our platform servers to the backpack and played in real time. The backpack includes a GPS navigation card which allows advertisers to localize and geotarget advertisements to their target consumers. The ads are distributed on the backs of our customers and are viewed by a wide variety of individuals in a wide variety of physical places within China. According to internal Company data, the Huobaobao backpack is viewed by an average of 4.2 people for every fifteen-second advertisement that is broadcast on its screen, which management estimates to be an increase in viewers of two hundred times that of traditional leaflets and five times that of elevator ads.

Exhibition for the fourth iteration of our Huobaobao backpack.

The fourth iteration of our Huobaobao backpack has a 4,096 color advertising screen for high color accuracy and super clear video advertising, with lower power consumption and an enhanced battery life compared to the last iteration. With 256MB of high speed memory, it can play about 90 videos or more than 300 animated advertisements offline. It supports precise indoor and outdoor full coverage positioning function with accurate advertising trajectory, both outdoors or indoors such as in shopping malls, subways and other indoor locations. The fourth iteration backpack is made of ABS, which is a high strength, durable and water proof thermoplastic polymer material, while the back of the backpack is made of a strong, breathable, honeycomb polyester fiber for comfort in addition to good wrinkle resistance and elasticity for shape retention and shape recoverability.

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

Sales and Marketing

From January 1, 2020 to July 31, 2021, we sold 32,900 Huobaobao backpacks into the Chinese market, or an average of 2,350 backpacks per month. Our sales have been affected by the COVID-19 pandemic and new product roll-out delays. The Company is in the process of building a website to feature its Huobaobao backpacks and expects to launch the website before the end of the 2021 calendar year. We are communicating with marketing agencies to assist with brand development, but we currently do not rely heavily on advertising to sell our backpacks.

The Advertising Market in China

Currently we only sell our products within the PRC, although our goal is to expand into the international market. According to www.baidu.com, the advertising market in the PRC generates approximately $700 billion per year in revenue, compared to approximately $3.9 trillion worldwide. The proportion of advertising revenue to total GDP in China is 0.84 percent, compared to 1.5 to 2 percent in developed economies. We believe that the advertising business in China has substantial room for growth.

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

Growth Strategy

In addition to sales of our Huobaobao backpack, we have initiated advertising services by directly selling and monetizing advertising on our backpacks. Although our progress in this area was slowed by the process of updating and upgrading our backpack, the Company is intent on growing our advertising revenue now that development of the fourth iteration backpack is complete. To ensure the quality of our business, we enforce strict rules for potential advertisers, prohibiting advertisements that relate to drugs or which are in violation of relevant PRC law.

We have noted the development of mobile advertising, digital advertising and scene advertising within the advertising industry in recent years, and we believe that the “mobile scene” advertising space is an emerging and viable opportunity for our Huobaobao backpack.

Research and Development

As consumer behaviors and preferences constantly evolve, the demands from the end customers become increasingly diversified. We make significant investments in technology to optimize our existing products and services and to develop new iterations of our backpack so that we can expand our offerings to satisfy diversifying user demands.

Intellectual Property

Trademarks. We have obtained a trademark (registration certificate number 52594864, granted September 14, 2021) in the PRC territory for the below logo:

Copyrights. The following table lists the copyrights held by Mu Yan Shenzhen:

List of Copyrights
No.	Name	Category	Registration Number	Date of Registration	Country
1	Huobaobao backpack system service software	Computer software copyright registration certificate	No. 5056656	February 26, 2020	China
2	V1.0 of Fireland Mall System of MuYan commodity information traceability system	Computer software copyright registration certificate	No. 5054919	February 25, 2020	China
3	V1.0 of Intelligent Terminal Control and Communication System Internet of Things	Computer software copyright registration certificate	No. 5057274	February 26, 2020	China

Patents. The following table lists the patents held by Mu Yan Shenzhen:

List of Patents
No.	Name	Category	Patent No.	Date of Grant	Country
1.	safety protection device for LED advertising backpack	patent for utility models	No. 12892645	April 6, 2021	China
2.	backpack with easily disassembled LED advertising display screen	patent for utility models	No. 12885006	April 6, 2021	China
3.	display screen mounting bracket for LED advertising backpack	patent for utility models	No. 12893472	April 6, 2021	China
4.	LED lamp mounting structure on a backpack	patent for utility models	No. 12880808	April 6, 2021	China
5.	safety power supply device for LED advertising backpack	patent for utility models	No. 12879326	April 6, 2021	China
6.	an interface protection device for LED advertising backpack	patent for utility models	No. 12894841	April 6, 2021	China
7.	LED advertising backpack	patent for utility models	No. 13234508	May 25, 2021	China

Competition

We are subject to intense competition from providers of similar products, as well as potential new types of services and products. Our competitors may have substantially more cash, traffic, technical, performer and other resources, as well as broader product or service offerings and can leverage their relationships based on other products or services to gain a larger share of marketing budgets from customers. We believe that our ability to compete effectively depends upon many factors, including our ad targeting capabilities, market acceptance of our products, our marketing and selling efforts and the strength and reputation of our brand. We also experience significant competition for highly skilled personnel, including management, designers, sales personnel and marketing personnel. Our growth strategy depends in part on our ability to retain our existing personnel and add additional highly skilled employees.

Employees

As of October, 2021, we have 37 full-time employees, including 9 in the technical department, 6 in the finance department, 5 in the system operation and maintenance center, 7 in the operations department, 6 in the general management office, 3 in the human resources administration center and 1 in the outreach department. We are compliant with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

Limited Operating History

We were a shell company until August 2020, and have a limited operating history and minimal revenues or earnings from operations since inception. You should consider our future prospects in light of the risks and uncertainties experienced by early stage companies. Some of these risks and uncertainties relate to our ability to:

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

Limited Liability

Our Certificate of Incorporation and Bylaws generally provide that the liability of our officers and directors will be eliminated to the fullest extent allowed under law for their acts on behalf of the Company.

Uncertain Government Regulation

Our business is subject to extensive regulation. In addition, we may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other United States governmental regulatory authorities or self-regulatory organizations that supervise the markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

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

Our Business Operations May Be Adversely Affected By The Outbreak Of Coronavirus COVID-19 Or Future Epidemics Or Pandemics.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. On March 11, 2020, the World Health Organization categorized it as a pandemic. To reduce the spread of COVID-19, the Chinese government employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures.

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

Our business has been and may continue to be adversely impacted. Our sole operating subsidiary is located in China, as are its employees, contract manufacturers and customers. Measures taken in China to control the virus, such as lockdowns, negated the value of our method of advertising. From February to April 2020, people were advised to stay at home as much as possible and to avoid public places and crowds. It is likely that these factors, in addition to temporary closures of non-essential retail establishments, negatively impacted sales of our backpacks during the fiscal year ended July 31, 2020. However, since our operating subsidiary, Mu Yan Shenzhen, was formed in September 2019 and did not commence sales of the Huobaobao backpack until January 2020, we have no comparable revenue data for a prior fiscal year, making it impossible to quantify or accurately assess the impact of the COVID-19 pandemic on our business.

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

Future Inflation In China May Inhibit Our Activity To Conduct Business In China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as - 2.2% (Source: http://www.stats.gov.cn/) These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

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

Risks Related to Our Shares

The OTC And Share Value

Our Common Stock trades over the counter, which may deprive stockholders of the full value of their shares. Our stock is quoted via the Over-The-Counter (“OTC”) Pink Sheets under the ticker symbol “MYTG.” Therefore, our Common Stock is expected to have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for our Common Stock.

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

Lack Of Market And State Blue Sky Laws

Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws. The holders of our shares of Common Stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even though our shares are quoted on the OTC Market, investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information regarding our Company in an accepted publication that permits a “manual exemption.” This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor’s, Mergent’s, Fitch’s Investment Service and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

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

No Audit Or Compensation Committee

Because we do not have an audit or compensation committee, stockholders will have to rely on our directors, who are not independent, to perform these functions. Thus, there is a potential conflict in that our directors, who are also part of management, will determine management compensation and audit issues that may affect management decisions.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock, par value $0.001, is quoted via the OTC Pink Sheets under the ticker symbol “MYTG.” There is no active trading market in our securities.

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

As of September 30, 2021, there were 22 holders of record of our Common Stock.

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

Since our operating subsidiary, Mu Yan Shenzhen, was formed in September 2019 and did not commence sales of the Huobaobao backpack until January 2020, we have no comparable revenue data for a prior fiscal year, making it impossible to quantify or accurately assess the impact of the COVID-19 pandemic on our revenues for the fiscal year ended July 31, 2020. However, management believes that the pandemic did negatively impact our results of operations for that fiscal year.

Throughout the remainder of this Annual Report, when we use phrases such as “we,” “our,” “Company” and “us,” we are referring to the Company and all of its subsidiaries, as a combined entity.

Results of Operations

For the fiscal years ended July 31, 2021 and 2020

The following summarizes our results of operations for the fiscal year ended July 31, 2021 and the fiscal year ended July 31, 2020. The table and the discussion below should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.

Revenue

Revenue generated from selling our mobile advertisement backpack contributed $5,926,274 and $9,050,811 to our total revenue for the fiscal years ended July 31, 2021 and 2020, respectively. The decrease in revenue for the fiscal year ended July 31, 2021 was due to a significant decrease in the number of mobile advertisement backpacks sold during the fiscal year ended July 31, 2021 as a result of the suspension of sales while the Company worked on upgrading and updating the hardware and the software utilized in the backpack as well as a shortage of raw materials..

Revenue generated from advertising services contributed $334,889 and $Nil to our total revenue for the year ended July 31, 2021 and 2020, respectively. The increase in revenue from advertising services was due to the fact that the Company did not commence operations in this business segment until December 2020.

Total revenue for the years ended July 31, 2021 and 2020 were $6,261,163 and $9,050,811, respectively.

Cost of Revenue

	Year ended July 31,				Increase (decrease) in 2021 compared to
	2021		2020		2020
	(In U.S. dollars, except for percentages)
Net revenue for mobile advertisement backpack	$5,926,274	100.0%	$9,050,811	100.0%	$(3,124,537)	(34.5)%
Inventory	$2,560,674	43.2%	$3,113,151	34.4%	$(552,477)	(17.7)%
Total cost of revenue for mobile advertisement backpack	$2,560,674	43.2%	$3,113,151	34.4%	$(552,477)	(17.7)%
Gross profit for mobile advertisement backpack	$3,365,600	56.8%	$5,937,660	65.6%	$(2,572,060)	(43.3)%

Net revenue for advertising services	$334,889	100.0%	$-	-	$334,889	N/A
Labor	$8,530	2.5%	$-	-	$8,530	N/A
Marketing	$65,141	19.5%	$-	-	$65,141	N/A
Total cost of revenue for advertising services	$73,671	22.0%	$-	-	$73,671	N/A
Gross profit for advertising services	$261,218	78.0%	$-	-	$261,218	N/A

Total cost of revenue	$2,634,345	42.1%	$3,113,151	34.4%	$(478,806)	(15.4)%
Gross profit	$3,626,818	57.9%	$5,937,660	65.6%	$(2,310,842)	(38.9)%

Cost of revenue for mobile advertisement backpack for the years ended July 31, 2021 and 2020 was $2,560,674 and $3,113,151, respectively. The significant decrease in cost of revenue was a result of our having sold 15,252 mobile advertisement backpacks during the year ended July 31, 2021 compared to 17,648 backpacks having been sold during the year ended July 31, 2020.

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

Inventory costs for our mobile advertisement backpack business were 43.2% of our total mobile advertisement backpack business revenue in the year ended July 31, 2021, compared with 34.4% in the year ended July 31, 2020. The increased percentage was mainly due to a 50% reduction in the selling price of our mobile advertisement backpacks due to a promotion from September 2020 to November 2020.

Cost of revenue for advertising services for the years ended July 31, 2021 and 2020 was $73,671 and $Nil, respectively. The increase in cost of revenue for advertising services was due to the fact that the Company did not commence sales in this business segment until December 2020.

For our advertising services business, we outsource some of the business to our contractors. Labor fees, which amounted to $8,530 for the year ended July 31, 2021 and $Nil for the year ended July 31, 2020, represented approximately 11.6% and Nil of total cost of revenues for our advertising services segment for the years ended July 31, 2021 and 2020, respectively. Marketing fees, which amounted to $65,141 for the year ended July 31, 2021 and $Nil for the year ended July 31, 2020, represented approximately 88.4% and Nil of total cost of revenues for our advertising services segment for the years ended July 31, 2021 and 2020, respectively.

Labor costs for our service business accounted for 2.5% of our total service revenue for the year ended July 31, 2021, compared with Nil for the year ended July 31, 2020. Marketing costs for our service business accounted for 19.5% of our total service revenue for the year ended July 31, 2021, compared with Nil for the year ended July 31, 2020.

Total cost of revenue for the year ended July 31, 2021 was $2,634,345 compared with $3,113,151 for the year ended July 31, 2020. Total cost of revenue as a percentage for the year ended July 31, 2021 was 42.1%, compared with 34.4% for the year ended July 31, 2020. Gross profit for the year ended July 31, 2021 was 57.9% compared with 65.6% for the year ended July 31, 2020.

Net Profit

	Year ended		2021 compared to 2020
	July 31,	July 31,	Amount of	% of
	2021	2020	Increase	Increase
Gross Profit for mobile advertisement backpack	$3,365,600	$5,937,660	$(2,572,060)	(43)%
Gross Profit for advertising services	$261,218	$-	$261,218	N/A
Additional Tax	$(52,425)	$(39,927)	$(12,498)	31%
Gross Profit	$3,574,393	$5,897,733	$(2,323,340)	(39)%
Operating Expenses:
Selling and Marketing Expenses	$637,856	$(904,192)	$266,336	(29)%
General and Administrative Expenses	$1,803,010	$(900,761)	$(902,249)	100%
Research and Development Expenses	$526,646	$(322,839)	$(203,807)	63%
Operating Expenses	$2,967,512	$(2,127,792)	$(839,720)	39%
Other Income, net	$8,825	$368,896	$(360,071)	(98)%
Income (Loss) from operations	$615,706	$4,138,837	$(3,523,131)	(85)%
Revenue Related Tax	$455,075	$(1,044,138)	$589,063	(56)%
Net Profit	$160,631	$(3,094,699)	$(2,934,068)	(95)%

Gross profit for our mobile advertisement backpack for the year ended July 31, 2021 and the year ended July 31, 2020 were $3,365,600 and $5,937,660, respectively. Gross profit margins for our mobile advertisement backpack for the year ended July 31, 2021 and the year ended July 31, 2020 were 56.8% and 65.6%, respectively. The decrease in gross profit margin was principally due to a promotion in which the selling price of the backpacks was reduced by 50% from September 2020 to November 2020, and a further reduction in revenue that resulted from reduced sales while the Company worked on upgrading and updating the hardware and the software utilized in the mobile advertisement backpack. Management believes that, now that the upgrades and updates have been completed, the Company’s dependence upon third party suppliers will decrease and unit savings in production will be realized.

Gross profit for advertising services for the year ended July 31, 2021 and the year ended July 31, 2020 were $261,218 and $Nil , respectively. Gross profit margins for advertising services for the year ended July 31, 2021 and the year ended July 31, 2020 were 78% and Nil, respectively. The increase in gross profit margin for advertising services was due to the fact that the Company did not commence sales in this business segment until December 2020.

Net profit for the fiscal year ended July 31, 2021 and the fiscal year ended July 31, 2020 were $160,631 and $3,094,699, respectively.

Selling and Marketing Expenses

Our selling and marketing expenses for the years ended July 31, 2021 and 2020 were $637,856 and $904,192, respectively. Selling and marketing expenses during both of those years consisted primarily of marketing expenses. The decrease in selling and marketing expenses from the year ended July 31, 2020 to the year ended July 31, 2021 was primarily attributable to a decrease in selling expenses related to our mobile advertisement backpack due to a reduction in sales of that product. During the year ended July 31, 2021, we sold 15,252 backpacks, whereas during the year ended July 31, 2020, we sold 17,648.

General and Administrative Expenses

Our general and administrative expenses for the year ended July 31, 2021 and 2020 were $1,803,010 and $900,761, respectively. General and administrative expenses consisted primarily of administrative payroll, office expense, depreciation charges and other office expenses that are not directly attributable to our revenues. The increase in general and administrative expenses was primarily attributable to business entertainment expense incurred to maintain business relationships with cooperative partners on our mobile advertisement backpack while the Company worked on upgrading and updating the hardware and the software utilized in the mobile advertisement backpack.

Research and Development Expenses

Our research and development expenses for the fiscal years ended July 31, 2021 and 2020 were $526,646 and $322,839, respectively. Research and development expenses consist primarily of researchers’ payroll and IT services expenses. The increase in research and development expenses during the year ended July 31, 2021 was primarily attributable to the upgrading and updating of the hardware and the software utilized in the Company’s mobile advertisement backpack.

Other Income

Other income in the fiscal year ended July 31, 2021 was $8,825 compared to other income of $368,896 in the fiscal year ended July 31, 2020. Other income in the fiscal year ended July 31, 2021 was attributable to the sale of backpack accessories, whereas other income in the fiscal year ended July 31, 2020 was attributable to our one-time consulting service provided to potential distributors of our products.

Income Taxes

Income tax for the fiscal years ended July 31, 2021 and 2020 were $$455,075 and $1,044,138, respectively.

Summary of Cash Flows

Summary cash flows information for the fiscal years ended July 31, 2021 and 2020 are as follow:

	July 31,
	2021	2020
	(In U.S. Dollars)
Net cash provided by operating activities	$2,206,306	$1,088,504
Net cash used in investing activities	$(2,048,275)	$(231,436)

Net cash provided by operating activities were $2,206,306 and $1,088,504 for the fiscal years ended July 31, 2021 and 2020, respectively. The cash provided by operating activities during the year ended July 31, 2021 was primarily attributable to other receivables, inventories and advances from customers. The cash provided by operating activities during the year ended July 31, 2020 was primarily attributable to advances from customers, inventories, downpayments to suppliers, other payables and amount due to/from related parties.

Net cash used in investing activities during the fiscal year ended July 31, 2021 was $2,048,275, consisting entirely from the acquisition of property, plant and equipment. Net cash used in investing activities during the fiscal year ended July 31, 2020 was $231,436 and consisted of the purchase of a motor vehicle and office equipment.

Financial Condition, Liquidity and Capital Resources

As of July 31, 2021, we had cash on hand of $1,092,575, total current assets of $6,502,832 and current liabilities of $3,583,457. The Company had revenues of $6,261,163 and generated a net profit of $160,631 for the year ended July 31, 2021. We believe that our business can generate sufficient cash flows to support the growth of our business.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and amount due from related parties. As of July 31, 2021 and July 31, 2020, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The Company did not have any clients constituting 10% or more of its net revenues for the fiscal year ended July 31, 2021 and the fiscal year ended July 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of July 31, 2021 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated financial statements. Actual results could differ from those estimates made by management.

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

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Mu Yan Shenzhen leased an office in Shenzhen, PRC, under an operating lease which will terminate in 2022; hence, adoption of this standard by the Company resulted in the recognition of right-of-use assets of $8,825 and operating lease liabilities of $368,896 for the fiscal year ended July 31, 2021.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MU YAN TECHNOLOGY GROUP CO., LIMITED

AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED

JULY 31, 2021 AND YEAR ENDED

JULY 31, 2020

MU YAN TECHNOLOGY GROUP CO., LIMITED

AND ITS SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mu Yan Technology Group Co., Limited:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mu Yan Technology Group Co., Limited together with its subsidiaries (“the Company”) as of July 31, 2021, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States.

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

Emphasis of Matter

The Company has significant transactions with related parties, which are described in Note 10 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ Pan-China Singapore PAC

We have served as the Company’s auditor since 2020.

Singapore

October 29, 2021

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF THE YEAR ENDED JULY 31, 2021 AND THE YEAR ENDED JULY 31, 2020

	Fiscal Year Ended	Fiscal Year Ended
	July 31, 2021	July 31, 2020
	(Audited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$1,092,575	$864,860
Down payment to suppliers	$225,489	$179,426
Amount due from related parties	$371,473	$1,073,761
Other receivables	$479,739	$93,067
Advance for vehicle purchase	$1,849,788	$-
Accounts receivable	$3,870	$-
Inventory, net	$236,046	$1,212,381
Held for sale assets	$2,243,852	$2,075,326
Total current assets	$6,502,832	$5,498,821

Non-current assets
Property, plant and equipment, net	$337,881	$204,103
Operating lease right-of-use assets	$278,712	$515,589
Total non-current assets	$616,593	$719,692

Total assets	$7,119,425	$6,218,513

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$320,224	$307,415
Advance from customers	$176,465	$1,539,343
Other payables	$232,265	$229,195
Income tax payable	$21,691	$440,323
Current operating lease liabilities	$278,712	$257,810
Amount due to related parties	$2,554,100	$64,645
Total current liabilities	$3,583,457	$2,838,731

Non-current liabilities
Lease liabilities, non-current	$-	$257,779
Total non-current liabilities	$-	$257,779

Total liabilities	$3,583,457	$3,096,510

Stockholders’ equity
Common stock ($0.001 par value, 500,000,000 shares authorized, 307,430,000 shares issued and outstanding at July 31, 2021 and July 31, 2020, respectively)(1)	$307,430	$307,430
Additional paid-in capital(1)	$(263,298)	$(263,298)
Retained profits	$2,733,265	$3,058,049
Statutory reserve	$485,415	$-
Foreign currency translation reserve	$273,156	$19,822
Total stockholders’ equity	$3,535,968	$3,122,003
Total liabilities and stockholders’ equity	$7,119,425	$6,218,513

(1)	Par value of shares, additional paid-in capital and share data have been retroactively restated to give effect to the share exchange effected on August 12, 2020. See Note 1. “Description of the Business and Organization.”

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED JULY 31, 2021 AND JULY 31, 2020

	Year ended July 31,
	2021	2020

Revenues	$6,261,163	$9,050,811
Cost of revenues	$(2,634,345)	$(3,113,151)
Taxes and surcharges	$(52,425)	$(39,927)
Gross profit	$3,574,393	$5,897,733
Operating expenses
Selling and marketing expenses	$(637,856)	$(904,192)
General and administrative expenses	$(1,803,010)	$(900,761)
Research and development expenses	$(526,646)	$(322,839)
Total operating expenses	$(2,967,512)	$(2,127,792)

Other income, net	$8,825	$368,896

Profit before tax	$615,706	$4,138,837

Income tax	$(455,075)	$(1,044,138)

Net profit	$160,631	$3,094,699

Foreign currency translation differences	$253,334	$19,822

Total comprehensive profit	$413,965	$3,114,521

Earnings per share – basic and diluted(1)	$0.00	$0.01

Weighted average number of shares – basic and diluted(1)	307,430,000	307,430,000

(1)	Share and per share data have been retroactively restated to give effect to the share exchange effected on August 12, 2020. See Note 1. “Description of the Business and Organization.”

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEAR ENDED JULY 31, 2021 AND THE YEAR ENDED JULY 31, 2020

(Audited)

	Common Stock		Additional	Retained Earnings		Foreign
	Shares	Amount	Paid-in Capital	Unrestricted	Statutory reserve	Currency Reserves	Total Equity
Balance at July 31, 2019	307,430,000	$307,430	$(278,130)	$(36,650)	$-	$-	$(7,350)
Asset and liabilities discharged by ex-shareholders			$14,832				$14,832
Foreign currency translation	-	$-	$-	$-	$-	$19,822	$19,822
Net profit	-	$-	$-	$3,094,699	$-	$-	$3,094,699
Balance at July 31, 2020	307,430,000	$307,430	$(263,298)	$3,058,049	$-	$19,822	$3,122,003

Balance at July 31, 2020	307,430,000	$307,430	$(263,298)	$3,058,049	$-	$19,822	$3,122,003
Movement of statutory reserve	-	$-	$-	$(485,415)	$485,415	$-	$-
Foreign currency translation	-	$-	$-	$-	$-	$253,334	$253,334
Net profit	-	$-	$-	$160,631	$-	$-	$160,631
Balance at July 31, 2021	307,430,000	$307,430	$(263,298)	$2,733,265	$485,415	$273,156	$3,535,968

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEAR ENDED JULY 31, 2021

AND

THE YEAR ENDED JULY 31, 2020

	July 31, 2021	July 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$160,631	$3,094,699
Adjustments for:	$	$
Depreciation	$83,134	$28,621
Operating profit before working capital changes:	$243,765	$3,123,320
(Increase) decrease in:
Accounts receivable	$(3,809)	$-
Tax Payable	$(447,214)	$437,544
Other receivables	$(60,278)	$(104,819)
Inventories	$1,057,815	$(1,204,731)
Held for sale assets	-	(2,062,228)
Accrued expense and other payables	$(79,963)	$245,355
Accounts payable	$(11,964)	$305,475
Down payment to suppliers	$(318,448)	$(178,294)
Advance from customers	$(1,464,386)	$1,529,628
Amount due to a related party	2,513,772	64,238
Amount due from related parties	$777,016	$(1,066,984)
Net cash provided in operating activities	$2,206,306	$1,088,504
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	$(2,048,275)	$(231,436)
Net cash used in investing activities	$(2,048,275)	$(231,436)
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares	$-	$-
Net cash provided by financing activities	$-	$-
Effect of exchange rate changes on cash and cash equivalents	$69,684	$5,458
Net increase in cash and cash equivalents	$227,715	$862,526
Cash and cash equivalents at beginning of period	$864,860	$2,334
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,092,575	$864,860
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$956,395	$606,594
Right-of-use assets obtained in exchange for operating lease liabilities	$278,712	$536,444

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2021

AND

THE YEAR ENDED JULY 31, 2020

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

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. Subsidiaries are all entities over which the Company has control. Control exists when the Company has the power over the entity, exposure, or rights to variable returns from involvement in the entity and the ability to use power over the entity to affect returns through its power over the entity. In assessing control, potential voting rights that presently are exercisable are taken into account. The financial statements of subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases.

Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environment in the PRC and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad and rates and methods of taxation.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar, and the functional currency is the Chinese Renminbi (“RMB”). All assets and liabilities are translated at exchange rates at the balance sheet date, revenue and expenses are translated at the average yearly exchange rates and equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of equity.

Transactions in currencies other than the functional currencies during the period are converted into the applicable functional currencies at the applicable rates of exchange prevailing at the dates of the transactions. Exchange gains and losses are recognized in the statements of operations. The exchange rates utilized are as follows:

	As of and for the year ended July 31, 2021	As of and for the year ended July 31, 2020
Period-end RMB: US$1 exchange rate	6.46	6.98
Period-average RMB: US$1 exchange rate	6.56	7.03

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

At July 31, 2021, the Company has no financial assets or liabilities subject to recurring fair value measurements. The Company’s financial instruments include cash, accounts receivable, advances to suppliers, other receivables, held for sale assets, accounts payable, other payables, taxes payable and related party receivables or payables. Management estimates that the carrying amounts of financial instruments approximate their fair values due to their short-term nature. The fair value of amounts with related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at the bank as of July 31, 2021 and July 31, 2020.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made as of July 31, 2021 and July 31, 2020.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. The Company made no allowance for obsolete finished goods for the year ended July 31, 2021 and the year ended July 31, 2020.

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Whenever there is an indication showing a permanent decrease in the amount of property, plant and equipment, such as evidence of obsolescence or physical damage of an asset or significant changes in the manner in which an asset is used or is expected to be used, the Company shall recognize loss on decrease in value of property, plant and equipment in the statement of income where the carrying amount of the asset is higher than the recoverable amount. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. The Company did not record any impairment losses on long-lived assets during the year ended July 31, 2021 and the year ended July 31, 2020.

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

Contract liabilities

A contract liability is the obligation to transfer goods to a customer for which the Company has received consideration (or an amount of consideration is due) from the customer. If a customer pays consideration before the Company transfers goods or services to the customer, a contract liability is recognized when the payment is made or the payment is due (whichever is earlier). The Company’s contract liabilities comprise advances from customers, which are recognized as revenue when the Company performs under the contract. The balances of advances from customers as of July 31, 2021 and July 31, 2020 are $176,465 and $1,539,343 respectively.

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

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The Company had no potentially dilutive shares as of July 31, 2021.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended July 31, 2021 and the year ended July 31, 2020. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

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

NOTE 3. OTHER RECEIVABLES

Other receivables consisted of the following:

	July 31, 2021	July 31, 2020
Rental deposit	$53,989	$49,934
Pending input VAT	$74,340	$17,378
Prepaid legal service fee	$5,250	$-
Advance for R&D service fee	$292,064	-
Others	$54,096	$25,755
Total	$479,739	$93,067

The Company leases an office and paid an amount equal to two months’ rent as a security deposit.

On April 22, 2021, the Company prepaid $292,064 to a third party for a research and development project on the backpack.

NOTE 4. ADVANCE FOR VEHICLE PURCHASE

On May 12, 2021, the Company prepaid $1,849,788 to a third party for the purchase of a car.

NOTE 5. INVENTORIES

Inventories consist of the following:

	July 31, 2021	July 31, 2020
Raw materials	$138,852	$520,972
Finished goods	$97,194	$691,409
Total inventories	$236,046	$1,212,381

There is no inventory allowance for the year ended July 31, 2021 and the year ended July 31, 2020.

NOTE 6. HELD FOR SALE ASSETS

Held for sale assets relate to IT servers acquired during the year ended July 31, 2020. On May 10, 2021, the Company entered into a contract with Mr. Zhao Lixin, the Company’s CEO, to sell these IT servers to him for $2,554,100. The IT servers were delivered to Mr. Zhao on Aug 10, 2021.

NOTE 7. DOWNPAYMENTS TO SUPPLIERS

The Company has made advances to third-party suppliers. These advances are downpayments according to the purchase agreements made to expedite the delivery and preferential prices for the materials and the parts for the goods that the Company sells.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

	July 31, 2021	July 31, 2020
Motor vehicles	$402,957	$204,654
Office equipment	$50,534	$28,252
Less: accumulated depreciation	$(115,610)	$(28,803)
Total	$337,881	$204,103

During the year ended July 31, 2021, the Company acquired 1 motor vehicle costing $181,684 and office equipment consisting of 4 notebook computers, costing an aggregate of $4,214, and 6 desktop computers, costing an aggregate of $4,258, and 1 digital camera, costing $2,087, and 10 cell phones, costing an aggregate of $9,429, for a total cost of $201,672. Depreciation expense for the year ended July 31, 2021 and year ended July 31, 2020 was $83,134 and $28,621, respectively.

NOTE 9. INCOME TAXES

Enterprise income tax (“EIT”)

The Company was incorporated under the laws of the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the year ended July 31, 2021 and the year ended July 31, 2020.

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

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable in the PRC, to income tax expenses are as follows:

	For the year ended July 31, 2021	For the year ended July 31, 2020
PRC statutory tax rate	25%	25%
Expenses not deductible	3%	0.0%
Valuation allowance	46%	0.2%
Income tax expense	74%	25.2%

	For the year ended July 31, 2021	For the year ended July 31, 2020
PRC statutory tax rate	25%	25%
Computed expected benefits	$153,926	$1,034,709
Expenses not deductible	$18,190	$2,833
Valuation allowance	$282,959	$6,596
Income tax expense	$455,075	$1,044,138

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

NOTE 10. RELATED PARTIES TRANSACTIONS

The Company had the following balances with related parties:

(a) Amount due from related parties

	Relationship	For the year ended July 31, 2021	For the year ended July 31, 2020
Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	Common shareholder of Winning Match Int’l Co., Ltd which is one of the shareholders of Mu Yan Samoa	$139,315	$214,752
Bang Bi Tuo (Shen Zhen) Technology Co., LTD.	Mr Zhao Lixin, CEO of this entity	$232,158	$859,008

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

(b) Amount due to a related party

		For the year ended July 31, 2021		For the year ended July 31, 2020
Wang Zhen	He is one of the shareholders	$-		$64,645
Zhao Lixin	Mr Zhao Lixin, CEO of this entity	$2,554,100	(1)	$-

(1)	Represents advance payment by Mr. Zhao of the purchase price of IT servers purchased from the Company in May 2021 and delivered to Mr. Zhao in August 2021. (See Note 6.)

The balance with related party is unsecured, non-interest bearing and repayable on demand.

(c) Transactions

Trade in nature	For the year ended July 31, 2021	For the year ended July 31, 2020
Purchase products from Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	$-	$569,058
Service provided by Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	$91,410	$-

Cash advance to related parties
Bang Bi Tuo (Shen Zhen) Technology Co., Ltd.	$228,493	$859,008
Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	$-	$214,752
Wang Zhen	$115,818	$-

Repayment from related parties
Bang Bi Tuo (Shen Zhen) Technology Co., Ltd.	$914,099	$-
Wang Zhen	$115,818	$-

Cash advance from related parties
Wang Zhen	$-	$797,856
Zhao Lixin	$2,554,100	$-

Repayment to related parties
Wang Zhen	$64,645	$733,614

NOTE 11. RESERVES

Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the company established in the PRC is required to transfer 10% of its annual profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the company’s paid-up capital. Such reserves may be used to offset accumulated losses or increase the registered capital of the company, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. There is $485,415 and $Nil reserve provided for the year ended July 31, 2021 and the year ended July 31, 2020, respectively.

Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s functional currency.

NOTE 12. LEASES

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Effective July 1, 2020, the Company adopted this standard, resulting in the recognition of right-of-use assets of $278,712 and operating lease liabilities of $278,712.

The adoption of the new lease guidance did not have a material impact on the Company’s results of operations or liquidity but resulted in the recognition of operating lease liabilities and operating lease right-of-use assets on its balance sheets. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company has a lease for the office in Shenzhen, PRC, under an operating lease expiring in June 2022, which is classified as an operating lease. There are no residual value guarantees and no restrictions or covenants imposed by the lease. Rent expense for the year ended July 31, 2021 and the year ended July 31, 2020 were $295,890 and $184,486, respectively. Cash paid for the operating lease was included in the operating cash flows.

There are no residual value guarantees and no restrictions or covenants imposed by the lease. As of July 31, 2021, the Company has $278,712 of right-of-use assets, $278,712 in current operating lease liabilities and $Nil in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancelable operating leases are as follows:

July 31,2021
Within 1 year	$285,375
After 1 year but within 5 years	$-
Total lease payments	$285,375
Less: imputed interest	$(6,663)
Total lease obligations	$278,712
Less: current obligations	$(278,712)
Long-term lease obligations	$-

Other information:

	For the year ended
	July 31, 2021	July 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$299,231	$24,844
Right-of-use assets obtained in exchange for operating lease liabilities	$278,712	$557,457
Remaining lease term for operating lease (years)	1	2
Weighted average discount rate for operating lease	4.75%	4.75%

NOTE 13. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how chief operating decision maker reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following two segments:

(a)	Mobile advertisement backpack. Including manufacturing and distribution of backpacks; and

(b)	Advertising services. Providing logistic services.

Selected information in the segment structure is presented in the following tables:

Revenues by segment for the year ended July 31, 2021 and 2020 are as follows:

	The year ended July 31,
Revenues	2021	2020
Mobile advertisement backpack	$5,926,274	$9,050,811
Advertising services	$334,889	$-
Total of reportable segments and consolidated revenue	$6,261,163	$9,050,811

Income from operations by segment for the year ended July 31, 2021 and 2020 are as follows:

	The year ended
	July 31,
	2021	2020
Mobile advertisement backpack	$3,365,600	$9,050,811
Advertising services	$261,217	$-
Total of reportable segments	$3,626,817	$9,050,811
Reconciliation – Corporate	$(3,011,111)	$(4,911,974)
Total consolidated profit from operations	$615,706	$4,138,837

Total assets by segment as at July 31, 2021 and July 31, 2020 are as follows:

Total assets	July 31, 2021	July 31, 2020
Mobile advertisement backpack	$1,557,980	$4,138,837
Advertising services	$292,064	$-
Total of reportable segments	$1,850,044	$4,138,837
Reconciliation – Corporate	$5,269,381	$2,079,676
Consolidated total assets	$7,119,425	$6,218,513

NOTE 14. SUBSEQUENT EVENTS

No subsequent events.

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

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our principal executive officer, Zhao Lixin, and principal financial officer, Feng Wanning, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of July 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of July 31, 2021. The material weaknesses identified were as follows:

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

As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of July 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting at July 31, 2021, and determined that, as of July 31, 2021, our internal control over financial reporting was not effective.

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

Name	Age	Positions and Offices Held	Date Appointed
Zhao Lixin	44	President, CEO and Director	February 18, 2020
Feng Wanning	46	Treasurer, CFO, Secretary and Director	August 12, 2020(1)

(1) Ms. Feng was appointed Secretary as of January 16, 2021.

The following is a brief description of the background of our officers and directors.

Mr. Zhao Lixin, age 44, has been the President, Chief Executive Officer and a director of the Company since February 18, 2020. Mr. Zhao also served as our Treasurer, Chief Financial Officer and Secretary from February 18, 2020 until August 12, 2020. Mr. Zhao graduated from Qingdao University of Technology with a bachelor degree in Mechanical Design in 2000. From January 2016 until now, Mr. Zhao has worked at Liaocheng Yili Network Information Technology Company Limited (“LYN”), as company chairman. He is responsible for making company decisions and strategizing the direction of the company. In addition, he is involved in technology innovation. Since July 2019, he has worked as a research officer of the Muyan Block Chain (Digital Assets) Business Model Research Institute of China Management Science Research Institute. His main role is to provide advice and ideas on the feasibility of corresponding digital asset operation developments. In September 2018, he won the “Top Ten Innovative People in Leading China’s Economic Development Industry” Award in China, rewarding his contribution in the block chain technology development field.

Ms. Feng Wanning, age 46, has been the Treasurer and Chief Financial Officer of the Company since August 12, 2020 and Secretary since January 16, 2021. She has been a director since April 15, 2021. Ms. Feng received her MBA from Tianjin University in 2016. In 2016, she served as Chief Financial Officer of Asia Equity Exchange Group, Inc. (OTCQB: AEEX). Since March 2017, Ms. Feng has served as Chief Financial Officer of Century Investment Holding Company, based in Shenzhen, China. Ms. Feng has served as the Financial Controller of Mu Yan Shenzhen since November 2019.

Term of Office

Our directors hold their position until the next annual meeting of shareholders and until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal.

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

Director Compensation

Our current directors are employees of the Company. They have not received and will not receive compensation for their service outside the compensation set forth in the Summary Compensation Table below.

If our Board consists of any non-employee directors in the future, we may compensate our non-employee directors for their service in the future. We also intend to allow our non-employee directors to participate in any equity compensation plans that we adopt in the future.

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

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the fiscal year ended July 31, 2021.

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

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended July 31, 2021, 2020 and 2019 to (i) all individuals who served as our principal executive officer or acted in a similar capacity for us at any time during the two fiscal years ended July 31, 2021 and 2020, and (ii) all individuals that served as executive officers of the Company at any time during the two fiscal years ended July 31, 2021 and 2020 who received annual compensation during the two fiscal years ended July 31, 2021 and 2020 in excess of $100,000.

Summary Compensation Table

Compensation Paid
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Compensation ($)
Zhao Lixin, CEO, CFO(1)	2021 2020 2019	31,072 0 0	0 0 0	0 0 0
Feng Wanning, CFO(2)	2021 2020 2019	101,449 0 0	0 0 0	0 0 0

(1)	Zhao Lixin has served as our Chief Executive Officer from February 18, 2019 through the present. He also served as our Chief Financial Officer from February 18, 2019 to August 12, 2020.
(2)	Feng Wanning has served as our Chief Financial Officer from August 12, 2020 through the present and as our corporate Secretary from January 16, 2021 through the present.

Employment Agreements

Feng Wanning, our Treasurer and CFO, has entered into a one-year Employment Agreement with Mu Yan Shenzhen for a term which commenced November 25, 2019 and which has been extended to November 24, 2023, unless renewed by mutual agreement or earlier terminated. The contract may be terminated by mutual agreement or by either party under certain specified conditions. Ms. Feng is currently paid a monthly salary of RMB 45,000, after tax. Ms. Feng has also entered into a Confidentiality Agreement with Mu Yan Shenzhen.

Outstanding Equity Awards at July 31, 2021

At this time, we do not have any outstanding equity awards and do not have any equity incentive, option or similar plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 30, 2021 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of September 30, 2021, we had 307,430,000 shares of Common Stock issued and outstanding.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Officers and Directors
Zhao Lixin, Chief Executive Officer and Director	4,000,000	1.30%
Feng Wanning, Chief Financial Officer and Director	348,570	0.11%

Total Held by Officers and Directors as a Group (2 persons):	4,348,570	1.41%

Five Percent Shareholders
Mega Champion Holdings Co., Ltd	90,000,000	29.28%
Winning Match International Co., Ltd	75,000,000	24.40%
Praise Sheen Co., Ltd	75,000,000	24.40%
Wang Zhen	60,000,000	19.52%

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

Related Party Transactions

During the fiscal year ended July 31, 2020, the Company paid $569,058 to Hang Zhou Huo Bao Bao AD and Media Co., Limited (“Hang Zhou”) for the purchase of products and made cash advances to that company aggregating $214,752. During the fiscal year ended July 31, 2021, the Company paid Hang Zhou $232,158 for services rendered. The sole shareholder of Hang Zhou is also the sole shareholder of one of the Company’s principal shareholders, which received its shares in the Share Exchange. As of July 31 2021, $139,315 of the $214,752 advanced to Hang Zhou by the Company remained outstanding. The advances are non-interest bearing and due on demand.

During the fiscal year ended July 31, 2020, the Company made cash advances aggregating $859,008 to Bang Bi Tuo (Shen Zhen) Technology Co., Limited (“Bang Bi Tuo”) and during the fiscal year ended July 31, 2021, the Company made additional cash advances in the aggregate amount of $228,493 to that company. Mr. Zhao Lixin, the Company’s Chief Executive Officer, is the general manager of Bang Bi Tuo. As of July 31 2021, $232,158 of the $1,087,501 advanced to Bang Bi Tuo by the Company remained outstanding. The advances are non-interest bearing and due on demand.

During the fiscal year ended July 31, 2020, the Company received cash advances aggregating $797,856 from Mr. Wang Zhen, one of the Company’s principal shareholders, who received his shares in the Share Exchange. As of July 31, 2021, the entire amount has been repaid to Mr. Zhen. During the fiscal year ended July 31, 2021, the Company made cash advances aggregating $115,818 to Wang Zhen, all of which was repaid to the Company as of July 31, 2021.

During the fiscal year ended July 31, 2021, the Company received cash advances aggregating $2,554,100 from Mr. Zhao Lixin, the Company’s Chief Executive Officer. The entire amount of those advances remains outstanding as of July 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pan-China Singapore PAC is the Company’s independent registered public accounting firm for the fiscal years ended July 31, 2021 and July 31, 2020. Fees billed to the Company for the last two fiscal years are set forth below:

	Fiscal Year Ended July 31,		Fiscal Year Ended July 31,
	2021		2020
Audit Fees	$49,500	(1)	$90,000	(1)
Audit Related Fees	$30,000	(2)	$50,000	(2)
Tax Fees	-		-
All other Fees	-		-
Total	$79,500		$140,000

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

Date:October 29, 2021	MU YAN TECHNOLOGY GROUP CO., LIMITED

	By:	/s/ ZHAO Lixin
ZHAO Lixin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 29, 2021	By:	/s/ ZHAO Lixin
ZHAO Lixin, President, CEO and Director

Date: October 29, 2021	By:	/s/ FENG Wanning
FENG Wanning, Treasurer, CFO, Secretary and Director

