Form 10-Q
period 2021-10-31
Mu Yan Technology Group Co., Ltd
filed 2021-12-20
CIK 1617351

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

As of October 31, 2021, the registrant had 307,430,000 shares of common stock issued and outstanding.

PART I

Item 1. Financial statements.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF THE PERIOD ENDED OCTOBER 31, 2021 AND THE YEAR ENDED JULY 31, 2021

	Three Months Ended	The Year Ended
	October 31, 2021	July 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$437,665	$1,092,575
Down payment to suppliers	$36,345	$225,489
Amount due from related parties	$310,603	$371,473
Other receivables	$390,421	$479,739
Advance for vehicle purchase	$-	$1,849,788
Accounts receivable	$3,912	$3,870
Inventory, net	$522,047	$236,046
Held for sale assets	$-	$2,243,852
Total current assets	$1,700,993	$6,502,832

Non-current assets
Property, plant and equipment, net	$1,839,718	$337,881
Operating lease right-of-use assets	$206,114	$278,712
Total non-current assets	$2,045,832	$616,593

Total assets	$3,746,825	$7,119,425

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$5,175	$320,224
Advance from customers	$9,389	$176,465
Other payables	$196,034	$232,265
Income tax payable	$22,528	$21,691
Current operating lease liabilities	$206,114	$278,712
Amount due to related parties	$-	$2,554,100
Total current liabilities	$439,240	$3,583,457

Non-current liabilities
Lease liabilities, non-current	$-	$-
Total non-current liabilities	$-	$-

Total liabilities	$439,240	$3,583,457

Stockholders’ equity
Common stock ($0.001 par value, 500,000,000 shares authorized, 307,430,000 shares issued and outstanding at October 31, 2021 and July 31, 2021, respectively)	$307,430	$307,430
Additional paid-in capital	$(263,298)	$(263,298)
Retained profits	$2,469,445	$2,733,265
Statutory reserve	$485,415	$485,415
Foreign currency translation reserve	$308,593	$273,156
Total stockholders’ equity	$3,307,585	$3,535,968
Total liabilities and stockholders’ equity	$3,746,825	$7,119,425

See accompanying notes to the consolidated financial statements.

MU YAN TECHNOLOGY GROUP CO., LIMITED

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

AND

OCTOBER 31, 2020

	Three months ended
	October 31, 2021	October 31, 2020
	(Unaudited)	(Audited)
Revenues	$168,235	$4,551,255
Cost of revenues	$(25,658)	$(1,955,934)
Taxes and surcharges	$(3,426)	$(39,527)
Gross profit	$139,151	$2,555,794
Operating expenses
Selling and marketing expenses	$(525)	$(141,005)
General and Administrative Expenses	$(490,421)	$(326,233)
Research and development expenses	$(269,349)	$(86,782)
Total operating expenses	$(760,295)	$(554,020)
Other income, net	$357,920	$46

Profit (loss) before tax	$(263,224)	$2,001,820
Income tax	$(596)	$(506,818)
Net profit (loss)	$(263,820)	$1,495,002

Foreign currency translation differences	$35,437	$138,218
Total comprehensive profit (loss) for the period	$(228,383)	$1,633,220

(Loss) earnings per share – basic and diluted	$(0.00)	$0.01
Weighted average number of shares outstanding – Basic and diluted	307,430,000	307,430,000

See accompanying notes to the consolidated financial statements.

MU YAN TECHNOLOGY GROUP CO., LIMITED

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

AND

OCTOBER 31, 2020

	Common Stock		Additional	Retained Earnings		Foreign	Total
	Shares	Amount	Paid-inCapital	Unrestricted	Statutory reserve	Currency Reserves	Equity
Balance at July 31, 2020	307,430,000	$307,430	$(263,298)	$3,058,049	$-	$19,822	$3,122,003
Foreign currency translation	-	$-	$-	$-	$-	$138,218	$138,218
Net profit	-	$-	$-	$1,495,002	$-	$-	$1,495,002
Balance at October 31, 2020	307,430,000	$307,430	$(263,298)	$4,553,051	$-	$158,040	$4,755,223

Balance at July 31, 2021	307,430,000	$307,430	$(263,298)	$2,733,265	$485,415	$273,156	$3,535,968
Foreign currency translation	-	$-	$-	$-	$-	$35,437	$35,437
Net profit	-	$-	$-	$(263,820)	$-	$-	$(263,820)
Balance at October 31, 2021	307,430,000	$307,430	$(263,298)	$2,469,445	$485,415	$308,593	$3,307,585

See accompanying notes to the consolidated financial statements.

MU YAN TECHNOLOGY GROUP CO., LIMITED

AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

AND

OCTOBER 31, 2020

	October 31, 2021	October 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(263,820)	$1,495,002
Adjustments for:
Depreciation	$50,127	$14,856
Operating profit before working capital changes:	$(213,693)	$1,509,858
(Increase) decrease in:
Accounts receivable	$-	$-
Tax Payable	$596	$303,302
Other receivables	$129,545	$(2,957,626)
Advance for vehicle purchase	$1,714,936	$-
Inventories	$(280,915)	$532,432
Held for sale assets	$2,248,098	$-
Accrued expense and other payables	$23,066	$(5,916)
Accounts payable	$(121,506)	$754,832
Down payment to suppliers	$171,595	$157,672
Advance from customers	$(167,494)	$(1,581,657)
Amount due to a related party	$(2,558,933)	$20,213
Amount due from related parties	$64,333	$547,428
Net cash provided by (used in) operating activities	$1,009,628	$(719,462)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	$(1,674,569)	$(2,339)
Net cash used in investing activities	$(1,674,569)	$(2,339)
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares	$-	$-
Net cash provided by financing activities	$-	$-
Effect of exchange rate changes on cash and cash equivalents	$10,031	$22,667
Net decrease in cash and cash equivalents	$(654,910)	$(699,134)
Cash and cash equivalents at beginning of period	$1,092,575	$864,860
CASH AND CASH EQUIVALENTS, END OF PERIOD	$437,665	$165,726
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$200,916
Right-of-use assets obtained in exchange for operating lease liabilities	$206,114	$470,135

See accompanying notes to the consolidated financial statements.

MU YAN TECHNOLOGY GROUP CO., LIMITED

AND ITS SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021

AND

OCTOBER 31, 2020

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

Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC and by the general state of the PRC economy. Because all of our operations are conducted in the PRC through our wholly-owned subsidiaries, the Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our shares.

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

Transactions in currencies other than the functional currencies during the period are converted into the applicable functional currencies at the applicable rates of exchange prevailing at the dates of the transactions. Exchange gains and losses are recognized in the statements of operations. The exchange rates utilized are as follows:

	As of and for the three months ended October 31, 2021	As of and for the three months ended October 31, 2020
Period-end CNY¥ : US$1 exchange rate	6.39	6.58
Period-average CNY¥ : US$1 exchange rate	6.45	6.80

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

At October 31, 2021, the Company has no financial assets or liabilities subject to recurring fair value measurements. The Company’s financial instruments include cash, accounts receivable, advances to suppliers, other receivables, held for sale assets, accounts payable, other payables, taxes payable and related party receivables or payables. Management estimates that the carrying amounts of financial instruments approximate their fair values due to their short-term nature. The fair value of amounts with related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at the bank as of October 31, 2021 and July 31, 2021.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No allowance for doubtful accounts was made as of October 31, 2021 and July 31, 2021.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. The Company made no allowance for obsolete finished goods for the three months ended October 31, 2021 and the year ended July 31, 2021.

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

Motor vehicles	4 to 10 years
Office equipment	3 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to the statement of income as incurred, whereas significant renewals and betterments are capitalized.

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Whenever there is an indication showing a permanent decrease in the amount of property, plant and equipment, such as an evidence of obsolescence or physical damage of an asset or significant changes in the manner in which an asset is used or is expected to be used, the Company shall recognize loss on decrease in value of property, plant and equipment in the statement of income where the carrying amount of the asset is higher than the recoverable amount. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. The Company did not record any impairment losses on long-lived assets during the three months ended October 31, 2021 and the year ended July 31, 2021.

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

Contract liabilities

A contract liability is the obligation to transfer goods to a customer for which the Company has received consideration (or an amount of consideration is due) from the customer. If a customer pays consideration before the Company transfers goods or services to the customer, a contract liability is recognized when the payment is made or the payment is due (whichever is earlier). The Company’s contract liabilities comprise advances from customers, which are recognized as revenue when the Company performs under the contract. The balances of advances from customers as of October 31, 2021 and July 31, 2021 are $ 9,389 and $$176,465 respectively.

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

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The Company had no potentially dilutive shares as of October 31, 2021.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended October 31, 2021 and the three months ended October 31, 2020. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment.

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

NOTE 3. OTHER RECEIVABLES

Other receivables consisted of the following:

	October 31, 2021	July 31, 2021
Rental deposit	$54,576	$53,989
Pending input VAT	$1,390	$74,340
Prepaid legal service fee	$50,000	$5,250
Advance for R&D service fee	$118,096	$292,064
Others	$166,359	$54,096
Total	$390,421	$479,739

The Company leases an office and paid an amount equal to two months’ rent as a security deposit.

On April 22, 2021, the Company prepaid $118,096 to a third party for a research and development project on the backpack.

NOTE 4. INVENTORIES

Inventories consist of the following:

	October 31, 2021	July 31, 2021
Raw materials	$324,622	$138,852
Finished goods	$197,425	$97,194
Total inventories	$522,047	$236,046

There is no inventory allowance for the three months ended October 31, 2021 and the year ended July 31, 2021.

NOTE 5. HELD FOR SALE ASSETS

Held for sale assets relate to IT servers acquired during the year ended July 31, 2021. On May 10, 2021, the Company entered into a contract with Mr. Zhao Lixin, the Company’s CEO, to sell these IT servers to him for $2,554,100. The IT servers were delivered to Mr. Zhao on August 10, 2021.

NOTE 6. DOWN PAYMENTS TO SUPPLIERS

The Company has made advances to third-party suppliers. These advances are down payments according to the purchase agreements made to expedite the delivery and preferential prices for the materials and the parts for the goods that the Company sells.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	October 31, 2021	July 31, 2021
Motor vehicles	$1,955,200	$402,957
Office equipment	$51,962	$50,534
Less: accumulated depreciation	$(167,443)	$(115,610)
Total	$1,839,718	$337,881

During the three months ended October 31, 2021, the Company acquired a motor vehicle costing $1,547,861 and office equipment consisting of 1 desktop computers, costing $878, for a total cost of $1,548,739. Depreciation expense for the three months ended October 31, 2021 and the year ended July 31, 2021 was $50,127 and $$83,134, respectively.

NOTE 8. INCOME TAXES

Enterprise income tax (“EIT”)

The Company was incorporated under the laws of the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the three months ended October 31, 2021 and the year ended July 31, 2021.

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

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable in the PRC, to income tax expenses are as follows:

	For the three months ended October 31, 2021	For the year ended July 31, 2021
PRC statutory tax rate	25%	25%
Expenses not deductible	-%	3%
Valuation allowance	(24)%	46%
Income tax expense	1%	74%

	For the three months ended October 31, 2021	For the year ended July 31, 2021
PRC statutory tax rate	25%	25%
Computed expected (expenses)/benefits	$(70,636)	$153,926
Expenses not deductible	$596	$18,190
Valuation allowance	$70,636	$282,959
Income tax expense	$596	$455,075

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

NOTE 9. RELATED PARTIES TRANSACTIONS

The Company had the following balances with related parties:

(a) Amount due from related parties

	Relationship	For the three months ended October 31, 2021	For the year ended July 31, 2021
Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	Common shareholder of Winning Match Int’l Co., Ltd which is one of the shareholders of Mu Yan Samoa	$140,830	$139,315
Bang Bi Tuo (Shen Zhen) Technology Co., LTD.	Mr Zhao Lixin, CEO of this entity	$169,773	$232,158

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

(b) Amount due to a related party

		For the three months ended October 31, 2021	For the year ended July 31, 2021
Zhao Lixin	Mr Zhao Lixin, CEO of this entity	$-	$2,554,100

The balance with related party is unsecured, non-interest bearing and repayable on demand.

(c) Transactions

Trade in nature	For the three months ended October 31, 2021	For the year ended July 31, 2021
Service provided by Hang Zhou Huo Bao Bao AD and Media Co. Ltd.	$-	$91,410

Cash advance to related parties
Bang Bi Tuo (Shen Zhen) Technology Co., Ltd.	$22,516	$228,493

Repayment from related parties
Bang Bi Tuo (Shen Zhen) Technology Co., Ltd.	$86,849	$914,099

NOTE 10. RESERVES

Statutory reserve

In accordance with the relevant laws and regulations of the PRC, the company established in the PRC is required to transfer 10% of its annual profit after taxation prepared in accordance with the accounting regulations of the PRC to the statutory reserve until the reserve balance reaches 50% of the company’s paid-up capital. Such reserves may be used to offset accumulated losses or increase the registered capital of the company, subject to the approval from the PRC authorities, and are not available for dividend distribution to the shareholders. There is $485,415 and $485,415 reserve provided for the three months ended October 31, 2021 and the year ended July 31, 2021, respectively.

Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s functional currency.

NOTE 11. LEASES

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Effective July 1, 2020, the Company adopted this standard, resulting in the recognition of right-of-use assets of $206,114 and operating lease liabilities of $206,114.

The adoption of the new lease guidance did not have a material impact on the Company’s results of operations or liquidity, but resulted in the recognition of operating lease liabilities and operating lease right-of-use assets on its balance sheets. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company has a lease for the office in Shenzhen, PRC, under an operating lease expiring in June 2022, which is classified as an operating lease. There are no residual value guarantees and no restrictions or covenants imposed by the lease. Rent expense for the three months ended October 31, 2021 and the three months ended October 31, 2020 were $78,679 and $$70,153, respectively. Cash paid for the operating lease was included in the operating cash flows.

There are no residual value guarantees and no restrictions or covenants imposed by the lease. As of October 31, 2021, the Company has $206,114 of right-of-use assets, $206,114 in current operating lease liabilities and $Nil in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancelable operating leases are as follows:

October 31,2021
Within 1 year	$209,802
After 1 year but within 5 years	$-
Total lease payments	$209,802
Less: imputed interest	$(3,688)
Total lease obligations	$206,114
Less: current obligations	$(206,114)
Long-term lease obligations	$-

Other information:

	For the three months ended
	October 31, 2021	October 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$78,676	$71,618
Right-of-use assets obtained in exchange for operating lease liabilities	$206,114	$470,135
Remaining lease term for operating lease (years)	1	2
Weighted average discount rate for operating lease	4.75%	4.75%

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

China Political and Economic Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC and by the general state of the PRC economy. Because all of our operations are conducted in the PRC through our wholly-owned subsidiaries, the Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our shares.

Recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in the PRC with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over PRC-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We do not believe that we are directly subject to these regulatory actions or statements, as we do not have a variable interest entity structure and our business does not involve the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. Because these statements and regulatory actions are new, however, it is highly uncertain how soon legislative or administrative regulation making bodies in the PRC will respond to them, or what existing or new laws or regulations will be modified or promulgated, if any, or the potential impact such modified or new laws and regulations will have on our daily business operations or our ability to accept foreign investments and list on an U.S. exchange.

The structure of cash flows within our organization, and as summary of the applicable regulations, is as follows:

1. Our equity structure is a direct holding structure, that is, the overseas entity trading in the U.S., Mu Yan Technology Group Co., Limited (“Mu Yan Technology”), through our 100% owned Samoan subsidiary controls Mu Yan (Hong Kong) Technology Co., Limited (“Mu Yan Hong Kong”), which owns 100% of Mu Yan (Shenzhen) Media Technology Co., (“Mu Yan Shenzhen”) (the “WFOE”), which owns 100% of Mu Yan (Shenzen Digital Technology Co., Limited (“Mu Yan Digital).

2. Within our direct holding structure, the cross-border transfer of funds within our corporate group is legal and compliant with the laws and regulations of the PRC. After foreign investors’ funds enter Mu Yan Technology, the funds can be directly transferred to Mu Yan Hong Kong, and then to Mu Yan Shenzhen in the PRC and then transferred to subordinate operating entities through the WFOE.

If the Company intends to distribute dividends, the Company will transfer the dividends to Mu Yan Hong Kong in accordance with the laws and regulations of the PRC, and then Mu Yan Hong Kong will transfer the dividends to Mu Yan Technology, and the dividends will be distributed from Mu Yan Technology to all shareholders respectively in proportion to the shares they hold, regardless of whether the shareholders are U.S. investors or investors in other countries or regions.

3. In the reporting periods presented in this Form 10-Q, no cash and other asset transfers have occurred among the Company and its subsidiaries; and no dividends or distributions of a subsidiary has been made to the Company. For the foreseeable future, the Company intends to use any earnings for research and development, to develop new products and to expand its distribution and production capacity. As a result, we do not expect to pay any cash dividends.

4. Our PRC subsidiaries’ ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our PRC subsidiaries is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of each of their registered capitals. These reserves are not distributable as cash dividends.

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, have implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for PRC-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between Mainland China and the Hong Kong Special Administrative Region, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from our PRC subsidiaries. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiaries.

Results of Operations for the three months ended October 31, 2021 and 2020

The following summarizes our results of operations for the three months ended October 31, 2021 and 2020. The table and the discussion below should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Quarterly Report.

Revenue

Revenue generated from selling our mobile advertisement backpack contributed $168,235 and $4,551,255 to our total revenue for the three months ended October 31, 2021 and 2020, respectively. The decrease in revenue for the three months ended October 31, 2021 was due to a significant decrease in the number of mobile advertisement backpack sold during the three months ended October 31, 2021 as a result of the suspension of sales while the Company worked on upgrading and updating the hardware and the software utilized in the backpacks as well as a shortage raw materials.

Cost of Revenue

	Three months ended October 31,				Increase (decrease) in
	2021		2020		2021 compared to 2020
	(In U.S. dollars, except for percentages)
Net revenue for mobile advertisement backpack	$168,235	100.0%	$4,551,255	100.0%	$(4,383,020)	(96.3)%
Inventory	$25,658	15.3%	$1,955,934	43.0%	$(1,930,276)	(98.7)%
Total cost of revenue for mobile advertisement backpack	$25,658	15.3%	$1,955,934	43.0%	$(1,930,276)	(98.7)%
Gross profit for mobile advertisement backpack	$142,577	84.7%	$2,595,321	57.0%	$(2,452,744)	(94.5)%

Cost of revenue for mobile advertisement backpack for the three months ended October 31, 2021 and 2020 was $25,658 and $1,955,934 respectively. The significant decrease in cost of revenue was a result of our having sold 207 mobile advertisement backpacks during the three months ended October 31, 2021 compared to 11,816 backpacks having been sold during the three months ended October 31, 2020.

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

Inventory costs for our mobile advertisement backpack business were 15.3% of our total mobile advertisement backpack business revenue in the three months ended October 31, 2021, compared with 43% in the three months ended October 31, 2020. The decreased percentage was mainly due to a 50% increment in the selling price of our mobile advertisement backpacks due to a shortage of raw materials from September 2021 to October 2021.

Net Profit

	Three months ended		2021 compared to 2020
	October 31,	October 31,	Amount of	% of
	2021	2020	Increase	Increase
Gross Profit for mobile advertisement backpack	$142,577	$2,595,321	$(2,452,744)	(95)%
Additional Tax	$(3,426)	$(39,527)	$36,101	(91)%
Gross Profit	$139,151	$2,555,794	$(2,416,643)	(95)%
Operating Expenses:
Selling and Marketing Expenses	$(525)	$(141,005)	$140,480	(100)%
General and Administrative Expenses	$(490,421)	$(326,233)	$(164,188)	50%
Research and Development Expenses	$(269,349)	$(86,782)	$(182,567)	210%
Operating Expenses	$(760,295)	$(554,020)	$(206,275)	37%
Other Income, net	$357,920	$46	$357,874	777,987%
Income from Operations	$(263,224)	$2,001,820	$(2,265,044)	(113)%
Revenue Related Tax	$(596)	$(506,818)	$506,222	(100)%
Net (Loss) Profit	$(263,820)	$1,495,002	$(1,758,822)	(118)%

Gross profit for our mobile advertisement backpack for the three months ended October 31, 2021 and the three months ended October 31, 2020 was $139,151 and $2,555,794, respectively. Gross profit margin for our mobile advertisement backpack for the three months ended October 31, 2021 and the three months ended October 31, 2020 were 84.7% and 57%, respectively. The decrease in gross profit was primarily due to the reduction in revenue that resulted from reduced sales while the Company worked on upgrading and updating the hardware and the software utilized in the mobile advertisement backpack. The increase in gross profit margin was principally due to the selling price of the backpacks was increased by 50% from September 2021 to October 2021, and a further reduction in revenue that resulted from reduced sales while the Company worked on upgrading and updating the hardware and the software utilized in the mobile advertisement backpack. Management believes that, now that the upgrades and updates have been completed, the Company’s dependence upon third party suppliers will decrease and unit savings in production will be realized.

Net (loss) profit for the three months ended October 31, 2021 and the three months ended October 31, 2020 were $(263,820) and $1,495,002, respectively.

Selling and Marketing Expenses

Our selling and marketing expenses for the three months ended October 31, 2021 and 2020 were $525 and $141,005, respectively. Selling and marketing expenses during both of those periods consisted primarily of marketing expenses. The decrease in selling and marketing expenses from the three months ended October 31, 2021 to the three months ended October 31, 2020 was primarily attributable to a decrease in selling expenses related to our mobile advertisement backpack due to a reduction in sales of that product. During the three months ended October 31, 2021, we sold 207 backpacks, whereas during the three months ended October 31, 2020, we sold 11,816.

General and Administrative Expenses

Our general and administrative expenses for the three months ended October 31, 2021 and 2020 were $490,421 and $326,233, respectively. General and administrative expenses consisted primarily of administrative payroll, office expense, depreciation charges and other office expenses that are not directly attributable to our revenues. The general and administrative expenses increase during the three months ended October 31, 2021 was primarily attributable to the increment of administrative payroll for professional managers and depreciation charges in Vehicle and the Vehicle maintenance fee, such as vehicle insurance and fuel cost.

Research and Development Expenses

Our research and development expenses for the three months ended October 31, 2021 and 2020 were $269,349 and $86,782, respectively. Research and development expenses consist primarily of researchers’ payroll and IT services expenses. The research and development expenses increase during the three months ended October 31, 2021 was primarily attributable to the upgrading and updating of the hardware and the software utilized in the Company’s mobile advertisement backpack.

Other Income

Other income in the three months ended October 31, 2021 was $357,920 compared to other income of $46 in the three months ended October 31, 2020. Other income in the three months ended October 31, 2021 was attributable to the sale of IT servers, acquired during the year ended July 31, 2021. On May 10, 2021, the Company entered into a contract with Mr. Zhao Lixin, the Company’s CEO, to sell these IT servers to him for $2,554,100. The IT servers were delivered to Mr. Zhao on Aug 10, 2021.

Income Taxes

Income tax for the three months ended October 31, 2021 and 2020 were $596 and $506,818, respectively.

Summary of Cash Flows

Summary cash flows information for the three months ended October 31, 2021 and 2020 are as follow:

	October 31,
	2021	2020
	(In U.S. Dollars)
Net cash (used in) provided by operating activities	$1,009,628	$(719,462)
Net cash (used in) investing activities	$(1,674,569)	$(2,339)

Net cash (used in) or provided by operating activities were $1,009,628 and $(719,462) for the three months ended October 31, 2021 and 2020, respectively. The cash provided by operating activities during the three months ended October 31, 2021 was primarily attributable to other receivables inventories and held for sale assets.

Net cash used in investing activities during the three months ended October 31, 2021 was $1,674,569, consisting entirely from the acquisition of property, plant and equipment. Net cash used in investing activities during the three months ended October 31, 2020 was $2,339.

Financial Condition, Liquidity and Capital Resources

As of October 31, 2021, we had cash on hand of $437,665, total current assets of $1,700,993 and current liabilities of $439,240. The Company had revenues of $168,235 and generated a net loss of $263,820 for the three months ended October 31, 2021. We believe that our business can generate sufficient cash flows to support the growth of our business.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and amount due from related parties. As of October 31, 2021 and October 31, 2020, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality. The Company did not have any clients constituting 10% or more of its net revenues for the three months period ended October 31, 2021 and the three month period ended October 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of October 31, 2021 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to respond to this item.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our principal executive officer, Zhao Lixin, and principal financial officer, Feng Wanning, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of October 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of October 31, 2021. The material weaknesses identified were as follows:

● Due to the small size of the Company and the lack of an accounting and finance department or a sufficient number of experienced accounting and finance personnel, there were limited controls over information processing.

● There was an inadequate segregation of duties consistent with control objectives as management was composed of only three persons at October 31, 2021, and there remains an issue with inadequate segregation of duties as of the date of filing this Quarterly Report. In order to remedy this situation, we would need to hire additional managers and staff to provide greater segregation of duties. Currently, it is not financially feasible to hire additional managers and staff to obtain optimal segregation of duties. Management will reassess this matter on an ongoing basis to determine whether improvement in segregation of duties is feasible.

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

As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of October 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting at October 31, 2021, and determined that, as of October 31, 2021, our internal control over financial reporting was not effective.

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

Date: December 20, 2021	MU YAN TECHNOLOGY GROUP CO., LIMITED

	By:	/s/ ZHAO Lixin
ZHAO Lixin, President

Date: December 20, 2021	By:	/s/ FENG Wanning
FENG Wanning, Treasurer and CFO

